Form 10-Q
period 1996-07-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1996-09-23
CIK 943941

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1996.

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-25868

                           CONTROLLED ENVIRONMENT
                         AQUACULTURE TECHNOLOGY, INC.
                  (Name of small business in its charter)

Colorado                                  84-1293167
(State or other                      (IRS Employer Id. No.)
jurisdiction of Incorporation)

4750 Table Mesa Drive, Boulder, CO   80303
(Address of Principal Office)        Zip Code

Issuer's telephone number:    (303) 494-3000

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Securities
Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ____

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,717,000 shares of common stock outstanding as of July 31, 1996.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

         (b)  Exhibit 27 - Financial Data Schedule

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION

         LIQUIDITY AND CAPITAL RESOURCES:  The
         Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $6,847.50 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of July 31, 1996, reflects a current asset value of $428 and a total asset value of $774, primarily in the form of cash.

         The Company will carry out its plan of business to seek out and take advantage of business opportunities that may have potential for profit, and acquire such businesses, or a controlling interest therein. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

         RESULTS OF OPERATION:  During the period from
         January 19, 1995 (inception) through July 31, 1996, the
         Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The company has experienced a net loss of $13,339 since inception. This loss is primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws and general and administrative expenses.

         The Company anticipates that until a business combination is completed with an acquisition candidate, it will no generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

         Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         NEED FOR ADDITIONAL FINANCING: The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, until the Company shall have completed a business combination.

         There is no assurance, however, that the available funds will ultimately prove to be adequate for the Company's operations. No other commitments to provide funds have been made by management or other stockholders.
         Accordingly, there can be no assurance that any other loans will be made to the Company or that other funds will prove to be available to cover the Company's expenses.


Part II

PART 6.  EXHIBITS AND REPORTS ON FORM 8-K


One report on Form 8-K was filed during the quarter ended July
31, 1996. The 8-K was dated July 12, 1996, and reported a change in control of the Company.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.

__________________________________
(Registrant)

Date: September 16, 1996

/s/J. A. Garcia

J.A. Garcia, President

                              FINANCIAL STATEMENTS
                      CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
                          (A Development Stage Company)

                           Quarter Ended July 31, 1996
                       CONTROLLED ENVIRONMENTAL AQUACULTURE
                                TECHNOLOGY, INC.
                          (A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statement of Loss and Accumulated Deficit
Statement of Cash Flows
Notes to Financial Statements
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF AND FOR THE QUARTER ENDED
JULY 31, 1996

                           (UNAUDITED)

                         _______________



ASSETS

CURRENT ASSETS:
Cash and cash equivalents                         428
OTHER ASSETS:
Organizational costs (net
 of amortization)                                 346

TOTAL CURRENT
  ASSETS                                          774

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES
Accounts payable                                4,603

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 1,717,000 shares issues and
 outstanding                                     8525
Preferred stock, no par value
 10,000,000 shares authorized
 no shares issued and outstanding                   -
Additional paid-in capital                        925
Deficit accumulated during the
 development stage                           <13,339>

 Total stockholders' equity                   <3,829>

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            774

/TABLE

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT
AS OF AND FOR THE SIX MONTHS ENDED
JULY 31, 1996

(UNAUDITED)

_______________



                     Period from
                     Inception        For the        For the
                     (1/19/95)      period ended  period ended
                     thru 7/31/96      1996             1995

INCOME                            -                 -                 -


EXPENSES
Legal and
 professional                10,843             1,479             1,774
Amortization                    154                25                25
Bank charges                     74                10                 3
Rent                            925               150               150
Miscellaneous fees              105                 -                 -
Director fees                 1,238                 -                 -

TOTAL EXPENSES               13,339             1,664             1,952

NET LOSS                   (13,339)           (1,664)           (1,952)

Accumulated deficit
 Balance, beginning of
 period                           -          (11,675)           (5,462)

 Balance, end of
 period                    (13,339)          (13,339)           (7,414)

Loss per common
 share                        (NIL)             (NIL)             (NIL)
WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING              1,697,395         1,697,395         1,695,000
/TABLE

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
                                              SIX MONTHS ENDED
                                                 JULY 31, 1996

                                                  (UNAUDITED)

                                                _______________


                     Period from
                     Inception           For the          For the
                     (1/15/95)         period ended      period ended
                     to 7/31/96            1996             1995

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                   (13,339)           (1,664)           (1,952)
Noncash items
 included in net loss:
  Amortization                  154                25                25
  Rent                          925               150               150
  Stock issued for
  services                    1,238                 -                 -
Changes in:
  Current
  liabilities                 4,603             1,479              (10)
Net cash used
  by operating
  activities                (6,419)              (10)           (1,767)


CASH FLOWS FROM
 INVESTING
 ACTIVITIES                       -                 -                 -

Issuance of common
  stock                       6,847                 -                 -

Net cash and cash
 equivalents provided
 (used) by financing
 activities                   6,847                 -                 -

Net increase
 (decrease) in
 cash and cash
 equivalents                    428              (10)           (1,767)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                           -               438             3,371

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                  428               428             1,604
/TABLE

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED
JULY 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Development Stage Company
The Company was incorporated under the laws of the State of Colorado on January 19, 1995, as Global Capital Access
Corporation and changed its name to Controlled Environment
Aquaculture Technology, Inc. on ____, 1996, ("the Company").
Its office is located at 4750 Table Mesa Drive, Boulder, Colorado
80303.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. Its has no full-time employees and owns no real property. The Company intends to seek out and take advantage of business opportunities that may have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

         Accounting Method
The Company records income and expenses on the accrual method.

         Loss Per Share
Loss per share was computed assuming all shares outstanding at the end of the period were outstanding during the entire period.

         Organization Costs
Costs incurred in organizing the company has been capitalised and will be amortized over a sixty month period.

         Statement of Cash Flows
For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



2.  STOCKHOLDERS EQUITY
As of July 31, 1996, the Company had 1,717,000 shares of its common stock issued and outstanding, together with 2,739,000
Class A Warrants to purchase one additional share of Common
Stock at $2.00. All previously issued and outstanding Class B Warrants were cancelled in conjunction with a change in control
of the Company which occurred on July 12, 1996.   The warrants
are exercisable from August 1, 1995 until December 31, 1999, and are cancellable at the discretion of the Company upon 30 days prior written notice to the holders thereof. The Company also reserves the right to extend the expiration date or reduce the exercise price of any or all classes of warrants upon giving five days notice. The warrants can only be exercised when a current registration statement is on file. If the Company acquires a business opportunity and is unable to have a registration statement declared effective, no warrants can be exercised and they may become valueless.

The Company is authorized to issue up to 10,000,000 shares of its no par value preferred stock. The preferred stock may be issued in series, from time to time, with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of July 31, 1996, no shares of preferred stock were issued or outstanding.


3.  SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES.

Office space has been provided at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use. The Company has incurred $925 since inception in rent expense which has been designated as additional paid-in capital.

At inception, the Company issued 347,500 shares for services provided which have been valued at $1,738, of which $500 was deemed to be organization costs.


4.  REGISTRATION OF SECURITIES.

The Company has registered its common shares and units under
Section 12(g) of the 1934 Exchange Act.


5.  GOING CONCERN

There is substantial doubt about the Company's ability to continue as a going concern. The Company has limited working capital with which to fund its activities and evaluate merger candidates.
Management's plans to alleviate these conditions include the issuance of stock in lieu of cash for services until a suitable merger candidate has been located.


6.  INCOME TAXES

The Company has federal net operating loss carryforwards of approximately $13,300 which expire in the year 2011. The tax benefit of these net operating losses, which total approximately $1,900, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.