Form 10QSB/A
period 1996-07-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1996-10-31
CIK 943941

[TYPE]     10QSB/A
[DOCUMENT-COUNT]     2
[SROS]     NONE
[FILER]
[CIK]     000943941
[CCC]     v9iqcgj
[PERIOD]     07/31/96
[ARTICLE] 5
[TYPE] EX-27
[NAME] CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY, INC.
[MULTIPLIER] 1,000
[CURRENCY]

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          JAN-31-1997
[PERIOD-END]                               JUL-31-1996
[CASH]                                             428
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                   428
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                     774
[CURRENT-LIABILITIES]                            4,603
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         8,525
[OTHER-SE]                                         925
[TOTAL-LIABILITY-AND-EQUITY]                       774
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                 1,664
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                (1,664)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            (1,664)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (1,664)
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0