Form 10QSB
period 1996-10-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1996-12-16
CIK 943941

U.S. SECURITIES AND EXCHANGE
                               COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1996.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,457,000 shares of common stock outstanding as of October 31, 1996.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

         (b)  Exhibit 27 - Financial Data Schedule

ITEM 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES: The Company pursued acquisitions and remained in the development stage until the close of the quarter ended October 31, 1996. As at October 31, 1996, the Company acquired all of the outstanding stock of Aquacare Environment, Inc., a Washington corporation, was acquired in exchange for 240,000 shares of restricted common stock. Details and copies of the Agreement and Plan of Reorganization were filed November 15, 1996, on Form 8-K.

The Company will become operational with the acquisition of Aquacare Environment, Inc., which has been engaged in the business of development and marketing of equipment and systems used in intensive land-based fish farming since 1987, and will continue in the same business following its acquisition by the Company. The Company projects that it will have revenue of approximately $2,500,000 for the next twelve months as a result of this acquisition, and further projects that its operations will be profitable.

On December 9, 1996, the Company executed a letter of intent to acquire all of the outstanding stock of Sunkiss Shrimp Co., Ltd., of Kekaha, Hawaii. This transaction is scheduled to be completed by December 31, 1996.

In addition to the negotiations to acquire Sunkiss Shrimp Co. Ltd., the Company has been considering various avenues to secure additional capital which will be required for it to pursue its objectives in the field of sustainable intensive aquaculture, particularly as it relates to the breeding and growing of high health, genetically improved shrimp.

The Board of Directors has authorized and approved the issuance of $2,500,000 in convertible preferred stock, and the Company hopes to finalize the placement of these shares before the end of December, 1996. An additional private placement of restricted common stock intended to raise $2.5 million has been authorized by the Board of Directors, and it is contemplated that the offering of these shares will commence prior to the end of the fiscal year ending January 31, 1996.

The unaudited balance sheet attached hereto represents the compilation of Aquacare Environment, Inc.'s unaudited October
31, 1996, financial statement and the unaudited (development stage company) balance sheet of Controlled Environment AquaCulture Technology, Inc., adjusted for the forgiveness of $4,603 of Accounts Payable listed under Current Liabilities at July 31, 1996, which were assumed by the former control shareholders, and the write-off of $774 in Total Assets.

During the months of November and December, 1996, one of the Company's principal shareholders has advanced approximately
$50,000 to pay legal and accounting fees and other expenses.

RESULTS OF OPERATION:  During the period from January 19,
1995 (inception) through October 31, 1996, the Company has engaged in no significant operations. No revenues were received by the Company during this period. The Company has experienced a net loss of $9,592 since inception. This loss is primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws and general and administrative expenses. An income statement reflecting the results of operation of Aquacare Environment, Inc., for the period ending October 31, 1996, was not available as of the date of this report.

The Company anticipates that the operations of Aquacare
Environment, Inc., will be self-sustaining without major additional financing, and that the private placement funds will finance the construction and start up of the shrimp breeding and grow-out operations.

Part II

PART 6.  EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed during the quarter ended
October 31, 1996.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.

__________________________________
(Registrant)

Date: December 13, 1996

/s/J. A. Garcia

J.A. Garcia, President

                              FINANCIAL STATEMENTS
                      CONTROLLED ENVIRONMENTAL AQUACULTURE
                                TECHNOLOGY, INC.
                          (A Development Stage Company)

                         Quarter Ended October 31, 1996

                      CONTROLLED ENVIRONMENTAL AQUACULTURE
                                TECHNOLOGY, INC.
                          (A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statement of Loss and Accumulated Deficit
Statement of Cash Flows
Notes to Financial Statements

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF AND FOR THE QUARTER ENDED
OCTOBER 31, 1996

                           (UNAUDITED)

                         _______________



ASSETS

CURRENT ASSETS:
Cash and cash equivalents                       2,939
Accounts receivable                           104,539
Inventory                                      96,107
Other current assets                            1,200

TOTAL CURRENT
  ASSETS                                      204,782

FIXED ASSETS:
Fixed assets (cost)                           118,611
Accumulated depreciation                     (70,350)

TOTAL FIXED
  ASSETS                                       48,261

OTHER ASSETS                                1,028,013

TOTAL ASSETS                                1,281,056

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES
Accounts payable                               53,070
Notes payable                                  68,755
Current portion
 long-term debt                                 5,400
Taxes payable                                  16,344
Other current liabilities                      14,800

TOTAL CURRENT
  LIABILITIES                                 158,369

LONG-TERM DEBT                                 19,318

TOTAL LIABILITIES                             177,687

STOCKHOLDERS' EQUITY
Common stock, no par value
 100,000,000 shares authorized;
 2,457,000 shares issues and
 outstanding                                   86,500
Preferred stock, no par value
 10,000,000 shares authorized
 no shares issued and outstanding                   -
Additional paid-in capital                     25,937
Retained earnings                             990,932

 Total stockholders' equity                 1,103,369

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                      1,281,056


CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT
AS OF AND FOR THE NINE MONTHS ENDED
OCTOBER 31, 1996

(UNAUDITED)

_______________



                     Period from
                     Inception        For the        For the
                     (1/19/95)      period ended  period ended
                     thru 10/31/96      1996         1995

INCOME                            -                 -                -


EXPENSES
Legal and
 professional                11,271             1,907            1,774
Amortization                    154                25               25
Bank charges                     74                10                3
Rent                            925               150              150
Miscellaneous fees              105                 -                -
Director fees                 1,238                 -                -
Write off of
 accounts payable           (4,603)            (4603)                -

TOTAL EXPENSES                9,592           (2,571)            1,952

NET LOSS                    (9,592)             2,571          (1,952)

Accumulated deficit
 Balance, beginning of
 period                           -          (11,675)          (5,462)

 Balance, end of
 period                   (9,592)             (9,592)          (7,414)

Loss per common
 share                        (NIL)             (NIL)            (NIL)

Weighted average
 number of shares
 outstanding              2,457,000         1,697,395        1,695,000
/TABLE

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED
OCTOBER 31, 1996

(UNAUDITED)

_______________


                      Period from
                      Inception           For the           For the
                      (1/15/95)            period ended     period ended
                      to 10/31/96          1996             1995

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                    (9,592)             2,571          (1,952)
Noncash items
 included in net loss:
  Amortization                  154                 -               25
  Rent                          925                 -              150
  Stock issued for
  services                    1,238                 -                -
Changes in:
  Current
  liabilities                     -           (2,999)             (10)
Net cash used
  by operating
  activities                (7,275)             (428)          (1,767)


CASH FLOWS FROM
 INVESTING
 ACTIVITIES                       -                 -                -

Issuance of common
  stock                       6,847                 -                -

Net cash and cash
 equivalents provided
 (used) by financing
 activities                   6,847                 -                -

Net increase
 (decrease) in
 cash and cash
 equivalents                  (428)             (428)          (1,767)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                         428               428            3,371

CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD                    -                 -            1,604

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED
OCTOBER 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         Development Stage Company
The Company was incorporated under the laws of the State of Colorado on January 19, 1995, as Global Capital Access
Corporation and changed its name to Controlled Environment
Aquaculture Technology, Inc. in July, 1996, ("the Company"). Its office is located at 4750 Table Mesa Drive, Boulder, Colorado
80303.

Until its acquisition of all of the issued and outstanding stock of Aquacare Environment, Inc., on October 31, 1996, the Company was a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and had not engaged in any business other than organizational efforts.

The unaudited balance sheet represents the compilation of Aquacare Environment, Inc.'s unaudited October 31, 1996, financial statement and the unaudited (development stage company) balance sheet of Controlled Environment AquaCulture Technology, Inc., adjusted for the forgiveness of $4,603 of Accounts Payable listed under Current Liabilities at July 31, 1996, which were assumed by the former control shareholders, and the write-off of $774 in Total Assets. The unaudited income statement reflects solely the development stage activities of the Company and does not reflect any of the results of operation of Aquacare Environment, Inc.

         Accounting Method
The Company records income and expenses on the accrual method.

         Loss Per Share
Loss per share was computed assuming all shares outstanding at the end of the period were outstanding during the entire period.

2.  STOCKHOLDERS EQUITY
As of October 31, 1996, the Company had 2,457,000 shares of its common stock issued and outstanding (which includes the 240,000 shares issued in exchange for all of the issued and outstanding stock of Aquacare Environment, Inc), together with 2,739,000 Class A Warrants to purchase one additional share of Common
Stock at $2.00. All previously issued and outstanding Class B Warrants were cancelled in conjunction with a change in control
of the Company which occurred on July 12, 1996.   The warrants
are exercisable from August 1, 1995 until December 31, 2001, and are not cancelable. The Company also reserves the right to extend the expiration date or reduce the exercise price of the warrants upon giving five days notice. The warrants can only be exercised when a current registration statement is on file.

The Company is authorized to issue up to 10,000,000 shares of its no par value preferred stock. The preferred stock may be issued in series, from time to time, with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of October 31, 1996, no shares of preferred stock were issued or outstanding.

3.  REGISTRATION OF SECURITIES.

The Company has registered its common shares and units under
Section 12(g) of the 1934 Exchange Act.