Form 10-K
period 1997-01-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1997-04-25
CIK 943941

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

(Mark One)
X - Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended January 31, 1997.

___- Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ___ to ___.

                   CONTROLLED ENVIRONMENT AQUACULTURE
                            TECHNOLOGY, INC.
__________________________________________________________
         (Exact name of registrant as specified in its charter)

Colorado                  0-25868              84-1293167
__________________________________________________________
(State or other       (Commission            I.R.S.Employer
jurisdiction           File Number)   Identification No.)
of incorporation)

CEA TECH USA, Inc.
7 Waterfront Plaza, Suite 400
500 Ala Moana Blvd.
Honolulu, HI                                       96813
__________________________________________________________
(Address of Principal Office)                 (Zip Code)

(808)521-1801
__________________________________________________________
Issuer's telephone number

Securities to be registered under Section 12(b) of the Act:
Title of Each Class - Not applicable
Name of Exchange on which registered - Not applicable

Securities to be registered under Section 12(g) of the Act:

                       Common Stock, no par value
                            (Title of class)

                Class A Warrants to Purchase Common Stock
                            (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2):
$510,000.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ____  No ____


(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
2,017,000  (as of March 15, 1997)

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
                                 PART I

Item 1.       Description of Business.

       GENERAL. The Company was incorporated under the laws of the State of Colorado on January 19, 1995, under the name of Global Capital Access Corporation, for the purpose of being a capital market access vehicle. It was formed with limited capital and its business plan at the time of formation was to seek to complete a merger or acquisition transaction with a company or enterprise desiring to become a public corporation.

       The Company became a reporting company under the Securities
Exchange Act of 1934 on June 12, 1995, as a result of filing a registration statement on Form 10-SB. Since that date, the Company has filed all required periodical reports and as of the date hereof, is current in its reporting obligations under the Securities Exchange Act of 1934.

       On July 12, 1996, The Rally Group, Ltd., acquired control of the Company by purchasing approximately 71% of its then outstanding stock and approximately 93% of its then outstanding Class A Warrants. In conjunction with this change in control, all of the previously issued and outstanding Class B Warrants of the Company were cancelled.

       As a precondition to the acquisition of control by The Rally Group, Ltd., on June 21, 1996, the Company changed its name to Controlled Environment Aquaculture Technology, Inc. In January, 1997, the Company also adopted the additional assumed name of CEATECH USA, Inc.

       The Company conducted no business activities until the last quarter of fiscal 1996. At that time, the Company commenced activities related to implementation of a new business plan involving commercialization of state of the art technologies for intensive, sustainable growout production of shrimp and finfish.

       On or about October 31, 1996, in a stock for stock exchange, the Company acquired all of the issued and outstanding stock of Aquacare Environment, Inc., a Washington corporation, engaged in the business of development and marketing of equipment and systems used in intensive land-based fish farming. Acquisition of the stock of Aquacare was subject to rescission by either party in the event that the audited financial statements of Aquacare, upon completion, did not reflect a specified minimum net worth. Pursuant to this provision, on March 3, 1997, the Aquacare transaction was rescinded, retroactive to October 31, 1996. Accordingly, financial information regarding Aquacare is not included in the Company's financial statement as of January 31, 1997 (the end of its fiscal year).

       In late 1996, the Company hired various key management personnel and incorporated 3 wholly-owned subsidiaries, CEATECH
HHGI Breeding Corp, CEATECH Plantations, Inc., and Hawaii High
Health Seafood Corp. for the purpose of commencing operations.
CEATECH HHGI Breeding Corp. will function as the Aqua Breeding
Center and broodstock repository responsible for genetic development, hatching and maturation, as well as production of "seed" (nauplii and post larvae) for Company growout operations or potential sales to selected clients. CEATECH Plantations, Inc. will operate the Company's shrimp growout facilities, as well as production and harvest of shrimp for processing and sales and future recovery of shell waste for conversion to new products (chitin and by-products). Hawaii High
Health Seafood Corp. will engage in the processing, packing, distribution and marketing of the Company's plantation raw shrimp and "value added" cooked and prepared gourmet and dietary products.

       On January 31, 1997, the Company received net proceeds of approximately $496,000 from the sale of 5,000 shares of its Series A, 8.25% Cumulative Convertible Preferred Stock. The rights and preferences of this class of preferred stock are described elsewhere in this report (See "Note E" to the Financial Statements).

       On or about March 15, 1997 (subsequent to the end of its fiscal year), in a stock for stock exchange, the Company acquired all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd., a Hawaii corporation. Following completion of the transaction, Sunkiss became a wholly-owned subsidiary of the Company.

       Sunkiss primarily operates as a broodstock repository, hatchery, and maturation facility for high health genetically improved shrimp, with some production allocated to growout and sale of full-grown shrimp for the local Hawaiian market. The current facility of Sunkiss, located in Kekaha, Hawaii, on the island of Kauai, is fully permitted and consists of approximately 5 acres. It includes 4 circular one-quarter acre grow-out ponds, two additional nursery tanks, underground electrical systems, underground plumbing systems including water supply and drainage lines, and two small buildings housing office and storage space.

       CURRENT OPERATIONS. Management is currently concentrating on two major aspects of the Company's overall intended business:

       1. The production and expanded growth of a large scale sustainable intensive shrimp growing agri-business located in the Hawaiian Islands.

       2. The breeding, production and usage of HHGI shrimp hatchery products ("broodstock" - nauplii and post larvae) for the Company's own operations, with the sale of surplus production to select independent growers and community cooperative programs to be initiated in the Hawaiian Islands, and elsewhere.

       It is now generally recognized that shrimp farming is entering a new era. Producers who do not adopt advanced technologies - domestic populations of high health and genetically improved shrimp; disease diagnosis, prevention, and treatment programs; advanced feeds and management methods; and environmental control - will face the risk of becoming non-competitive and failing. The time and impetus has arrived for shrimp farming operations to upgrade from primitive technologies to second generation technologies. Many of these second generation technologies were developed and perfected at The Oceanic Institute in Hawaii, as part of the U.S. Shrimp Farming Program sponsored by the U.S. Department of Agriculture.

       The Company evolved from the studies and research carried on at The Oceanic Institute, which proved the efficiency of new technolo-gies and methodologies developed to grow shrimp. Most of the Company's key technical, management and operating personnel played significant roles in and supervised many facets of this important work. In addition, the Company's wholly owned subsidiary, Sunkiss Shrimp
Co. Ltd. at Kekaha, Kauai, Hawaii, has participated for several years in the U.S. Shrimp Farming Program coordinated by The Oceanic Institute.

       The technology used by the Company is an intensive, sustainable controlled environment shrimp growout process which produces a yield estimated to be 10 times that of conventional shrimp aquaculture. These projections are based on controlled full-cycle growout studies conducted over several years by The Oceanic Institute using prototype ponds. The Company will continue the same technology using one-acre ponds.
Commercial harvests to date from the Company's newly acquired subsidiary Sunkiss Shrimp Co., Ltd. have confirmed the yield results previously experienced and projected in prior research and commercial efforts. The Company projects that, in Hawaii, it can produce approximately 40,000 lb. per acre per year (46 weeks) with 3 crops (harvest). The published shrimp farming industry statistics indicate that 1,000 to 4,000 lb. per acre per year is the present average for conventional shrimp aquaculture.

       An expansion program underway at the Sunkiss facility will substantially increase the production capabilities of the facility, which serves as a repository for specific pathogen free shrimp broodstock, utilizing their eggs as "seed" (nauplii and post larvae) in the hatchery and maturation facilities to produce the high health genetically improved shrimp in the Company's growout operations. Any surplus production, when available, will find a ready market for other selected shrimp farming operations.

       Effective April 18, 1997 (subsequent to the end of its fiscal year), the Company received approval to access approximately 120 acres adjacent to the present Sunkiss facilities to commence construction of its growout facilities. Pending receipt of final subdivision survey and documentation being performed by the County of Kauai, the Company will continue its negotiations with the State of Hawaii, Department of Land and Natural Resources for the lease of substantial additional state owned land for its projected future expansion and growth. Lease terms are based on a minimum price per acre plus a royalty on product value produced. Discussions relating to rates are presently confidential, but the Company considers them to be fair and reasonable.

       In order to finance these activities, the Company intends to initiate a private placement offering of its securities during the first quarter of its fiscal year, seeking to raise a minimum of $500,000 and a maximum of $5,000,000. The securities to be offered are units, each of which will consist of 20,000 shares of common stock and 10,000
Class A warrants to purchase an additional share of common stock at a price of $2 per share. The subscription price per unit will be $50,000 (the equivalent of $2.50 per share).

       The net proceeds from this offering will be allocated to payment of costs associated with expansion of the hatchery and maturation facilities at the Sunkiss facility, construction of up to 52 one-acre growout ponds to be operated by CEATECH Plantations Inc., on property adjacent to the current Sunkiss facility, expansion of inventory, and working capital. Future plans through fiscal year 1999 call for expenditure of operating revenue for purposes of increasing inventory, additional expansion of hatchery facilities, and construction of up to 104 additional one-acre growout ponds.

       In addition to efforts directed toward the foregoing operational aspects of the Company's business, management is currently taking steps necessary to initiate a public trading market in the Company's outstanding common stock on the NASD Bulletin Board. As soon as the Company is able to satisfy applicable eligibility requirements, management intends to seek listing of the Company's outstanding securities on NASDAQ and/or other recognized securities exchanges.

Item 2.  DESCRIPTION OF PROPERTY.

       The Company maintains its offices at 7 Waterfront Plaza, Suite 400, 500 Ala Moana Boulevard, Honolulu, Hawaii 96813. These offices consist of approximately 1,000 square feet of office space pursuant to a short-term lease agreement for annual rent of $24,000.00. All administrative, accounting, purchasing, engineering, local sale, and personnel functions are to be managed from this office. Sales and marketing functions, including market research and database maintenance are to be managed by the Director of Marketing from his offices at Dos Aguilas International Trade Center in El Paso, Texas, with coordination of Hawaii High Health Seafood Corp. Management in Honolulu, Hawaii.

       As of the end of the Company's fiscal year ending January 31, 1997, it maintained no other property or facilities. However, as of March 15, 1997 (subsequent to the end of its fiscal year), the Company acquired all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd., a Hawaii corporation, and through this wholly-owned subsidiary, it acquired certain important physical properties consisting of a breeding, hatchery and maturation facility located on approximately 5 acres located in Kekaha, Kauai, Hawaii, which are leased from the State of Hawaii.
In addition, as of April 18, 1997 (subsequent to the end of its fiscal year), the Company received approval to access an additional 120 acres adjacent to the Sunkiss facility to begin construction of its growout facilities.

Item 3.  LEGAL PROCEEDINGS.

       The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

       No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended
January 31, 1997.

                                 PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

       There is currently no public trading market for the Company's securities. The outstanding common stock is held of record by a total of approximately 50 persons.

       Company management intends, during the second quarter of its current fiscal year, to take steps necessary to initiate a public trading market in the Company's outstanding common stock on the NASD
Bulletin Board. These steps include locating a registered broker-dealer willing to act as an initial market maker in the Company's securities, which will file a Form 15c2-11 Information Statement with the NASD.
There is no assurance as to when or whether a market will develop in the Company's securities.

       No dividends have been declared or paid on the Company's common stock, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

       OVERVIEW.  The Company's balance sheet as of January 31,
1997, reflects total assets of $611,701, including current assets of $581,000, in the form of cash. Current liabilities as of January 31, 1997, are $181,136, and stockholders' equity is $430,565. As of January 31, 1996, the Company's balance sheet reflected total assets of $865, including current assets of $469 in the form of cash, current liabilities of $1,210, and total stockholders' equity of ($345). Revenues for both fiscal years were $0.

       The changes in financial condition of the Company from January 31, 1996, to January 31, 1997, are primarily the result of the Company's sale on January 31, 1997, of 5,000 shares of its Series A, 8.25% cumulative convertible preferred stock, and receipt by the Company of loans and advances from shareholders totalling $150,278. Both the sale of preferred stock and the receipt of funds in the form of loans and advances from shareholders were completed in conjunction with implementation of the Company's business plan to commercialize state of the art technologies for intensive, sustainable growout production of shrimp and finfish.

       RECENT DEVELOPMENTS.  As of March 15, 1997
(subsequent to the end of its fiscal year), the Company acquired all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd., in a stock for stock exchange. As of the date of filing this report on Form 10-KSB, audited financial statements had not yet been completed for Sunkiss. However, based upon unaudited financial information provided by Sunkiss, management believes that the acquisition will result in an increase in total assets of the Company to approximately $1,165,000, and an increase in shareholder equity to approximately $1,050,000.

       LIQUIDITY AND CAPITAL RESOURCES. The Company requires additional working capital in order to proceed with the implementation of its business plan. During the first quarter of its current fiscal year, the Company plans to begin a private placement offering of its securities seeking to raise a minimum of $500,000 and a maximum of $5,000,000 of additional funds. There is no assurance as to when or whether the Company will realize any net proceeds from this offering. However, unless the Company receives at least a portion of the anticipated net proceeds of this offering, or funds from some other source, within the reasonably near future, it will not be able to proceed with further activities related to the implementation of its business plan.

       Assuming the Company is successful in selling its securities in the private placement offering, $320,000 of the net offering proceeds has been allocated to expansion of the Sunkiss hatchery facility, $2,080,000 has been allocated to construction of 52 one-acre "growout" ponds, $1,200,000 has been allocated to investment in inventory, and the balance of approximately $900,000 has been allocated to working capital.


Item 7.  FINANCIAL STATEMENTS.

       See following pages.
CONTROLLED ENVIRONMENT AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
AND SUBSIDIARIES

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

January 31, 1997

                             C O N T E N T S


Report of Independent Certified Public Accountants

Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows

Notes to Financial Statements

CONTROLLED ENVIRONMENT AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
AND SUBSIDIARIES

                            REPORT OF INDEPENDENT
                        CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Controlled Environment Aquaculture Technology, Inc.

We have audited the accompanying consolidated balance sheet of Controlled Environment Aquaculture Technology, Inc. (a development stage company) and Subsidiaries as of January 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from January 19, 1995 (date of inception) through January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended January 31, 1996, and for the period from January 19, 1995 (date of inception) through January 31, 1996, were audited by other auditors whose report, dated February 8, 1996, expressed an unqualified opinion on those statements. The financial statements for the period from January 19, 1995 (date of inception) through January 31, 1996 reflect total revenues and net loss of $-0- and $(9,555), respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the aforementioned report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Controlled Environment Aquaculture Technology, Inc. and Subsidiaries as of January
31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, and for the period from January 19, 1995 (date of inception) through January 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern; however, the Company has losses since inception, and substantial doubt exists as to its continuation as a going concern. Continuation is dependent upon the success of future operations and obtaining additional capital. Management's plans in regard to those matters also are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP
Honolulu, Hawaii
April 4, 1997
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                         January 31, 1997

                                              ASSETS
CURRENT ASSETS:
 Cash                                                     581,000


EQUIPMENT - at cost                                        19,512

ORGANIZATIONAL COSTS                                       11,189
                                                          611,701

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                          30,858
 Notes payable to stockholder (note C)                     80,000
 Advances from stockholder                                 70,278

       Total current liabilities                          181,136

STOCKHOLDERS' EQUITY (note E)
 Preferred stock - authorized, 10,000,000
   shares without par; issued and outstanding,
   5,000 shares of Series A 8.25% Cumulative
   Convertible Preferred Stock at a stated value
   of $100 per share                        495,800
 Common stock - authorized, 100,000,000
   shares without par value; issued and
   outstanding, 1,885,000 shares              9,585
 Additional paid-in capital                   2,075
                                            507,460
 Less receivable from stockholders          (2,000)
 Accumulated deficit during
   development stage                       (74,895)       430,565
                                                          611,701

The accompanying notes are an integral part of this statement. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Period from
                                         Year ended            Year ended      January 19, 1995
                                        January 31,           January 31,   (inception) through
                                               1997                  1996      January 31, 1997

Revenues                                          -                     -                     -

Expenses
 Amortization                                   100                   100                   204
 Bank charges                                    42                    32                    90
 Directors' fees                                  -                     -                 1,238
 Legal and professional                      28,876                 6,435                36,311
 Organizational expenses                     35,872                     -                35,872
 Rent                                           450                   600                 1,075
 Other                                            -                   105                   105

       NET LOSS                            (65,340)               (7,272)              (74,895)

Per share:
 Net loss                                        (0.04)                 -                    (0.04)

The accompanying notes are an integral part of these statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                Period from January 15, 1995 (inception)
                                        through January 31, 1997
                                              (page 1 of 2)

                                    Preferred Stock               Common Stock              Additional
                                    Number of                     Number of                    paid-in
                                    Shares         Amount         Shares        Amount         Capital
Issuance of stock for services
 January 19, 1995 ($.005 per share)        -             -        347,500         1,738              -
Issuance of stock for cash during
 January, 1995 ($.005 per share)           -             -      1,347,500         6,737              -
Rent provided at no charge                 -             -              -             -             25
Loss for period ended January 31, 1995     -             -              -             -              -

Balance at January 31, 1995                -             -      1,695,000         8,475             25

Issuance of stock for cash, December
 15, 1995, ($.005 per share)               -             -         18,000            90              -
Issuance of stock for cash, January
 12, 1996 ($.005 per share)                -             -          2,000            10              -
Issuance of stock for cash, January
 24, 1996 ($.005 per share)                -             -          2,000            10              -
Rent provided at no charge                 -             -              -             -            600
Loss for year ended January 31, 1996       -             -              -             -              -

Balance at January 31, 1996                -             -      1,717,000         8,585            625

Issuance of stock, September
 30, 1996 ($.01 per share)                 -             -        200,000         1,000          1,000
Issuance of stock, November 1, 1996
 (note E)                                  -             -        300,000             -              -
Stock contributed back to Company,
 January 31, 1997 (note E)                 -             -      (332,000)             -              -
Issuance of stock for cash, January
 31, 1997 ($100 per share)
 (note E)                              5,000       495,800              -             -              -
Rent provided at no charge                 -             -              -             -            450
Loss for the year ended
 January 31, 1997                          -             -              -             -              --


Balance at January 31, 1997            5,000       495,800      1,885,000         9,585          2,075

The accompanying notes are an integral part of these statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                Period from January 15, 1995 (inception)
                                        through January 31, 1997
                                              (page 2 of 2)

                                    Receivable from   Deficit Accumulated during   Total Stockholders'
                                       Stockholders        the development stage                equity
Issuance of stock for services
 January 19, 1995 ($.005 per share)               -                            -                 1,738
Issuance of stock for cash during
 January, 1995 ($.005 per share)                  -                            -                 6,737
Rent provided at no charge                        -                            -                    25
Loss for period ended January 24, 1995            -                      (2,283)               (2,283)

Balance at January 31, 1995                       -                      (2,283)                 6,217

Issuance of stock for cash, December
 15, 1995 ($.005 per share)                       -                            -                    90
Issuance of stock for cash, January
 12, 1996 ($.005 per share)                       -                            -                    10
Issuance of stock for cash, January
 24, 1996 ($.005 per share)                       -                            -                    10
Rent provided at no charge                        -                            -                   600
Loss for year ended January 31, 1996              -                      (7,272)               (7,272)

Balance at January 31, 1996                       -                      (9,555)                 (345)

Issuance of stock September
 30, 1996 ($.01 per share)                  (2,000)                            -                     -
Issuance of stock, November 1, 1996,
 (note E)                                         -                            -                     -
Stock contributed back to Company,
 January 31, 1997 (note E)                        -                            -                     -
Issuance of stock for cash, January
 31, 1997 ($100 per share)
 (note E)                                         -                            -               495,800
Rent provided at no charge                        -                            -                   450
Loss for the year ended
 January 31, 1997                                 -                     (65,340)              (65,340)

Balance at January 31, 1997                 (2,000)                     (74,895)               430,565

The accompanying notes are an integral part of these statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Period from
                                         Year ended            Year ended             January 19, 1995
                                        January 31,           January 31,          (inception) through
                                               1997                  1996             January 31, 1997
Increase (decrease) in cash

Cash flows from operating activities:
 Net loss                                  (65,340)               (7,272)                     (74,895)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Rent                                         450                   600                        1,075
   Amortization expense                         100                   100                          204
   Stock issued for services                      -                     -                        1,238
   Increase in accounts payable              29,648                 1,210                       30,858

       Net cash used in operating
         activities                        (35,142)               (5,362)                     (41,520)

Cash flows from investing activities:
 Payments for purchase of equipment        (19,512)                     -                     (19,512)
 Payments for organizational costs         (10,893)                     -                     (10,893)

       Net cash used in investing
         activities                        (30,405)                     -                     (30,405)

Cash flows from financing activities:
 Proceeds from issuance of preferred
    stock                                   495,800                     -                      495,800
 Proceeds from issuance of common
    stock                                         -                   110                        6,847
 Proceeds from notes payable to
    stockholder                              80,000                     -                       80,000
 Advances from stockholder                   70,278                     -                       70,278

       Net cash provided by financing
         activities                         646,078                   110                      652,925

       NET INCREASE (DECREASE)
       IN CASH AND
       CASH EQUIVALENTS                     580,531               (5,252)                      581,000

Cash and cash equivalents at beginning
 of period                                      469                 5,721                            -
Cash and cash equivalents at end
 of period                                  581,000                   469                      581,000


Supplemental disclosure on noncash investing and financing activities:

During 1997, the Company issued 200,000 shares of common stock at $0.01 per share in exchange for a receivable from stockholders as an incentive to certain key employees and for past services rendered.

Also, during 1997, the Company issued 300,000 shares of common stock and a stockholder contributed back 332,000 shares of common stock to the Company. The fair value of these shares of common stock is not reliably measurable.

The Company has incurred rent expense of $1,075 since inception which has been designated as additional paid-in capital.

The accompanying notes are an integral part of these statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS JANUARY 31, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Controlled Environment Aquaculture Technology, Inc. ("the
Company"), formerly known as Global Capital Access Corporation, was incorporated under the laws of the State of Colorado on January 19, 1995.

1. DEVELOPMENT STAGE COMPANY. The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. The Company has made an aggressive commitment to commercialize state of the art, second generation technologies for intensive, sustainable growout production of shrimp and finfish, utilizing high health genetically improved (HHGI) specific pathogen free (SPF) broodstock, technologies and breeding techniques developed and verified at commercial scales in the State of Hawaii.

2. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Controlled Environment Aquaculture Technology, Inc. and its wholly-owned subsidiaries, C.E.A. Tech HHGI Breeding Corp., CEA Tech Plantations, Inc., and Hawaii
High Health Seafood Corp. Significant intercompany transactions and amounts have been eliminated in consolidation.

3. USE OF ESTIMATES. In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. FISCAL YEAR. The Company has selected a January 31 fiscal year end.

5. ORGANIZATIONAL COSTS. The Company is amortizing organizational costs over a sixty-month period.

6. INCOME TAXES. The Company files a consolidated federal income tax return. The subsidiaries pay to or receive from the Parent Company the amount of federal income taxes they would have paid or received had the subsidiaries filed separate federal income tax returns.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

7. NET LOSS PER SHARE. Net loss per share is based on the weighted average number of shares outstanding of 1,853,652 for 1997, 1,697,395 for 1996, and 1,772,363 for the period from January 19, 1995
(inception) through January 31, 1997.

8. CONCENTRATION OF CREDIT RISK - CASH. The Company maintains its cash balances in one financial institution located in Honolulu, Hawaii, which at times, may exceed federally insured limits.
The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

9. STATEMENT OF CASH FLOWS. For the purposes of presentation in the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE B - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained net losses since inception and continuation is dependent upon the success of future operations and obtaining additional capital.

The Company plans to utilize and breed high health, genetically improved and specific pathogen free shrimp stocks. These stocks will be used in a controlled environment, super intensive aquaculture production facility. The Company plans to build this facility which will utilize state-of-the-art technology. These breeding stocks and technologies have been developed over the last ten years by the U.S. Shrimp Farming Program under the direction of the Oceanic Institute. Sunkiss Shrimp Co, Ltd. (Sunkiss) has participated in this program for the last four years.

In accordance with the terms of an Agreement and Plan or Reorganization dated January 14, 1997, on March 15, 1997, the
Company acquired all of the issued and outstanding stock of Sunkiss, a Hawaii corporation, in a stock for stock exchange intended to qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986. In the transaction, the Company issued 100,000 shares of its common stock to the former stockholders of Sunkiss, and agreed to issue up to 100,000 additional shares of its common stock ("earn-out" shares) to the stockholders of Sunkiss upon completion of certain conditions. Upon completion of the transaction, Sunkiss became a wholly-owned subsidiary of the Company and the Company became operational.

The conditions for issuance of the earn-out shares include (1) obtaining a lease from the State of Hawaii on approximately 78 acres of real property, (2) completion of construction of expanded hatchery facilities and one-half acre growout ponds, (3) completion of stocking of the first 36 one-acre growout ponds on the newly leased property, and (4) completion of the first full harvest of the 36 ponds. There is no assurance as to when or whether these conditions will be satisfied.

Sunkiss primarily operates as a breeding, hatchery, and maturation facility for high health genetically improved shrimp, with some production allocated to growout and sale of full-grown shrimp for the local Hawaiian market. The current facility of Sunkiss consists of approximately five acres located in Kekaha, Hawaii, on the island of Kauai. An expansion program now underway will increase the production capability to raise sufficient brood stock and seed (nauplii and post larvae) to supply all stock for the growing operations of the Company, with sales of surplus, if any, to selected Hawaiian and U.S. shrimp farm growing operations. The Company is also currently negotiating with the State of Hawaii (State) for acquisition of leases on additional adjoining acreage for the purpose of expanding future growout operations.

The Company is planning a private placement offering up to $5,000,000 at $2.50 per share of restricted common stock to secure additional capital which will be required for it to pursue its objectives in the field of sustainable intensive aquaculture, particularly as it relates to the breeding and growing of high health, genetically improved shrimp.

NOTE C - NOTES PAYABLE TO STOCKHOLDER

Notes payable to stockholder consist of two notes payable with unpaid principal and interest at the rate of 8.25% payable on or before July 31, 1997. The stockholder has agreed to convert these notes to restricted common stock at $2.50 per share in a private placement to be offered prior to July 31, 1997.

NOTE D - INCOME TAXES

At January 31, 1997, an operating loss carryforward of approximately $74,000 expiring in various years through 2012 is available to offset future taxable income for financial reporting purposes. The deferred tax asset resulting from the tax benefit of this operating loss carryforward of $29,500 has been reduced in full by a valuation allowance. The valuation allowance was increased by $28,000 during 1997 based upon management's evaluation of the likelihood of realization.

NOTE E - STOCKHOLDERS' EQUITY

On November 1, 1996, the Company issued 50,000 shares of common stock in consideration for services performed and for future services. Also, on November 1, 1996, the Company issued 250,000 shares of common stock in a trust for the benefit of new and future key employees of the Company being recruited. On January 31, 1997, the shares were reissued and transferred to such employees. The fair value of the common stock issued, the services received and the future services are not reliably measurable.

On January 31, 1997, a stockholder contributed back to the Company 332,000 shares of Company's common stock for no consideration. The fair value of these shares is not reliably measurable. These shares are to be issued in connection with the planned private placement offering.

As of January 31, 1997, the Company had 1,885,000 shares of its common stock issued and outstanding, together with 1,875,000 Class A warrants to purchase one additional share of common stock at $2.00.
All previously issued and outstanding Class B warrants were canceled in conjunction with a change in control of the Company which occurred on July 12, 1996. The warrants are exercisable from August 1, 1995, until December 31, 2001, and are not cancelable. The shares of common stock and warrants are restricted under Rule 144.

The Company also reserves the right to extend the expiration date or reduce the exercise price of any or all classes of warrants upon giving five days notice. The warrants can only be exercised when a current registration statement is on file.
The Board of Directors determined a stated value for the common stock of $0.005 per share, with any balance paid per share designated as additional paid-in capital.

On January 31, 1997, the Company issued 5,000 shares of the Series A
8.25% cumulative convertible preferred stock at a price of $100 per share. Proceeds from the sale of preferred stock were $495,800, net of expenses. The convertible preferred stock is redeemable, in whole or in part, at the option of the Company, at a redemption price of $110 per share, plus any accrued and unpaid dividends. To the extent not previously redeemed or converted into shares of common stock, the Company shall redeem all issued and outstanding shares of this Series A in quarterly installments of not less than $5 per share beginning on December 15, 1999, and continuing thereafter until December 15, 2004, at the mandatory redemption price of $100 per share, plus any accrued and unpaid dividends. The convertible preferred stock has a liquidation value of $100 and is convertible at the option of the holder into common stock, at a conversion price of $100 per share, subject to adjustment in certain events. Dividends on every share of preferred stock shall accumulate, whether or not earned or declared, for a period of one year from date of issuance. Thereafter, dividends at an annual rate of $8.25 per share are payable quarterly in arrears, when and as deemed by the Board of Directors. The payment of dividends on this Series A shall be preferred and in priority over dividends upon the common stock of the Company. Holders of preferred stock have voting rights, the same and identical as holders of common stock, and they are entitled to elect one member of the Board of Directors. The shares of preferred stock are restricted under Rule 144. The proceeds are to be utilized for the start-up and construction of facilities to breed and grow shrimp and pay off of one-half of the Sunkiss debt to the State, Department of Agriculture.

NOTE F - REGISTRATION OF SECURITIES

The Company has registered its common shares and units under Section 12(g) of the 1934 Exchange Act.

NOTE G - RELATED PARTY TRANSACTIONS

One of the Company's director and former vice president is a partner in the law firm which is the Company's general and securities counsel. Since inception, the Company has incurred $22,511 for legal services rendered.

The former president of the Company provided office space at no charge to the Company. For purposes of the financial statements, the Company accrued $50 per month as additional paid-in capital for this use.

NOTE H - FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information as of January 31, 1997. Such information, which pertains to the Company's financial instruments, does not purport to represent the aggregate net fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value:

Cash:  The carrying amount approximates its fair value.

The fair value of notes payable to stockholder and advances from a stockholder is not practicable to estimate primarily due to the relationship of the parties and the nature of these financial instruments.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUN-
TANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       As of the end of its fiscal year ending January 31, 1997, the Company had no change in, or disagreement with, its principal independent accountant since the date of inception. However, subsequent to the end of its fiscal year, the Company did change accountants.

       Comiskey & Company, P.C., 2851 S. Parker Road, Suite 1125,
Aurora, Colorado 80014-9921, the independent accountants previously engaged as the principal accountants to audit the Company's financial statements, was dismissed, effective March 15, 1997. The report of Comiskey & Company, P.C., on the financial statements of the registrant for the immediately preceding fiscal years and for the initial audit of the registrant at its inception, did contain an on-going concern qualification but did not contain any other adverse opinion, disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the board of directors of the registrant.

       There were no disagreements with Comiskey & Company, P.C., at any time, on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

       The registrant has engaged a new independent accountant, Grant Thornton LLP, Certified Public Accountants, 1132 Bishop Street, Suite 1000, Honolulu, Hawaii 96713, which completed the audited financial statements included in this report. The date of the engagement was March 15, 1997.

                                PART III


Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
THE EXCHANGE ACT.

       The names, ages and positions of all directors and executive officers serving the Company as of the end of its fiscal year were as follows:

Name               Age        Positions Held

J.A. Garcia         69       President, Chief Executive
                             Officer, & Chairman of the
                             Board

Ronald Ilsley       56       Chief Financial Officer,
                             Treasurer & Director

Ernest K. Dias      59       Senior Vice President, General
                             Manager of Operations &
                             Director

Gary S. Joiner      47       Secretary & Director

Paul Bienfang
Ph.D                49       Senior Vice President, Director
                             of Environmental
                             Compliance and Technology.


BIOGRAPHICAL INFORMATION

J.A. GARCIA. President, Chief Executive Officer and Chairman of the Board of Directors.

       Mr. Garcia has served as President, Chief Executive Officer and Chairman of the Board of The Rally Group, Ltd., Los Angeles,
California, a venture capital and financial consulting firm, since 1988.

       Mr. Garcia's exposure to the shrimp industry began in the late
1950s when he served on the Board of Directors of Pearl Island Seafood of Panama. He helped finance their expansion program and served as exclusive marketing agent for shrimp sales in the United States. For over 30 years since then, he has served as officer, director, and principal shareholder of several publicly traded companies. He has demonstrated a strong ability to develop, structure, and organize new businesses and development stage companies.

       Mr. Garcia is a graduate of the Georgetown University of Foreign Service where he received his Bachelor of Science in Foreign Service.

RONALD ILSLEY.  Chief Financial Officer, Treasurer and Director.

       Mr. Ilsley has served as Vice President and Chief Financial
Officer of Chemoil Corporation, San Francisco, California, since 1994. Chemoil Corporation is recognized as the largest independent integrated supplier of marine fuels in the United States. Chemoil's annual sales are in excess of $400 million.

       Mr. Ilsley served from 1985 - 1994 as Treasurer and Director of Finance for Santa Fe International Corporation, Los Angeles, California, a major multi-national company publicly traded on the New York Stock Exchange.

       Mr. Ilsley has served as Senior Executive and Manager for domestic and international investment banking groups which include the European American Bank, New York, New York, and Wells Fargo
Bank, N.A., San Francisco, California.

       Mr. Ilsley received his Bachelor of Arts degree from California State University Northridge and is a graduate of Pepperdine University Graduate School of Business and Finance, Los Angeles, California. He has served as a faculty member and lecturer in the Graduate School of Banking and International Finance at Golden Gate University, San Francisco, California.

ERNEST K. DIAS. Senior Vice President, General Manager of
Operations and Director.

       Mr. Dias has served as Manager of Facilities Development and Construction for The Oceanic Institute, Honolulu, Hawaii, since 1988.
As Manager, Mr. Dias was responsible for the planning, implementation and construction of satellites on the islands of Hawaii and Molokai for both The Center for Applied Aquaculture at Makapuu Point, Oahu, and
The Oceanic Institute. Mr. Dias directed the design and construction of the Maryut Fish Farming Company hatchery and facilities in Alexandria, Egypt. This operation consists of a 6,000 acre facility and hatchery, construction of which was financed by World Bank/U.S.A.I.D. Mr.
Dias represented The Oceanic Institute in all negotiations with World Bank/U.S.A.I.D., the Egyptian government and private sector participants.

       From 1960 to 1983, Mr. Dias held various key supervisory and management positions with several major construction and engineering firms which included: Peter Kiewit & Sons, Guy F. Atkinson, Gordon Ball, Kassler Corp., and Polich-Benedict.

       Mr. Dias received a Bachelor of Science in Engineering from San Jose State University, San Jose, California. Mr. Dias attended the Pepperdine University Graduate School of Business, Los Angeles,
California.


GARY S. JOINER.  Secretary and Director.

       Mr. Joiner is a partner at the office of Frascona, Joiner & Goodman, P.C., a prominent law firm in Boulder, Colorado. His specialty fields include, business organization, tax issues and financial planning, securities law and estate planning.

       He serves as officer, director, and principal shareholder of several privately and publicly held companies. He has demonstrated a strong ability to structure and organize new businesses and development stage companies.

       Mr. Joiner received a Bachelor of Science in Economics from Northwestern University, Evanston, Illinois, in 1972. He received his Juris Doctor from the University of Denver, Colorado of Law in 1975. He also received his Masters of Law in taxation from the University of Denver in 1978. Mr. Joiner is a certified financial planner. His professional affiliations include the American Bar Association and the Institute of Certified Financial Planners.

PAUL BIENFANG, Ph.D.  Senior Vice President, Environmental
Compliance and Technology.

       Dr. Bienfang has served as Vice President, Senior Scientist, and Co-Chief Executive Officer for The Oceanic Institute where he has worked since 1973. Dr. Bienfang was responsible for all phases of research, development, and operations management at the Institute.

       He formerly served on the Executive Committee for the Tropical and Subtropical Aquaculture Region Center and the Board of Directors of the Western Association of Marine Laboratories. He is currently a member of the Governor's Hawaiian Aquaculture Council. He is a recognized authority and evaluator of scientific research for the United States government as well as technical journals in oceanography, aquaculture, fisheries and marine environment.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       To the best knowledge and belief of the Company, each of the directors, officers or beneficial owners of more than 10% of the Company's securities named herein has filed all reports required to be filed by Section 16(a) of the Securities Exchange Act of 1934. None of such reports were filed on a timely manner following the changes in control of the Company described herein.


Item 10.  EXECUTIVE COMPENSATION.

       During the fiscal year ending January 31, 1997, no officer or director received any remuneration or other compensation from the Company. It is anticipated that regular monthly compensation will be established for the Company's executive officers in conjunction with the commencement of regular business operations during the fiscal year
which commenced February 1, 1997.   As of the end of its current fiscal
year, the Company had no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.

       The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all persons who were executive officers and directors as of the end of the most recent fiscal year, as a group.



Name and Address               Amount and Nature of            Percent of
of Beneficial Owner              Owned Beneficially           Class Owned


J.A. Garcia<F1>
and Ruth E. Garcia
16105 Woodvale Road
Encino, CA 91436                        300,000<F2>             14.87%

Ernest K. Dias<F1>                          300,000             14.87%
6871 Niumalu Loop
Honolulu, HI  98625

Ronald L. Ilsley<F1>                        150,000              7.44%
1014 Riverside Dr., #144
Burbank, CA  91506

Gary S. Joiner<F1>
4750 Table Mesa Drive
Boulder, Colorado 80303                      51,604              2.56%

Paul Bienfang, Ph.D.<F1>                     50,000              2.48%
3586 Kumu Place
Honolulu, HI  96822

All officers and directors
as a group (5 in number)                851,604<F2>             42.22%

<F1>
The person listed is an officer, a director, or both, of the Company.
<F2>
Does not include an additional 100,000 shares owned by The Rally
Group, Ltd., a California corporation, of which Mr. Garcia may be deemed to be the beneficial owner.

The foregoing table does not take into account 1,875,000 shares which may be acquired upon exercise of outstanding Class A warrants which expire December 31, 2001. Such warrants may not be exercised unless a registration statement for the shares underlying the warrants is filed and becomes effective, and no such registration statement is currently effective. The table also does not take into account up to 250,000 shares of common stock issuable upon conversion of the 5,000 presently outstanding shares of Series A, 8.25% cumulative convertible preferred stock, held by Unity House, Inc. Unity House, Inc. is a non-profit organization for the benefit of unionized workers. Founded and funded originally by The Hawaii Teamster and Allied Workers Union, Local
996, and The Hotel, Restaurant and Bartenders Union, Local 5.  The
Unity House portfolio funds and provides multiple benefits and services for its membership, including child care, college scholarships, retiree center and activities, low cost financing for home purchases, low cost housing projects, and legislative lobby for member issues.

       As of the end of its fiscal year, the Company had an agreement in principle to acquire all of the issued and outstanding capital stock of Sunkiss Shrimp Co., Ltd., a Hawaii corporation, in exchange for the issuance of authorized but previously unissued shares of its common stock. On March 15, 1997 (subsequent to the end of its fiscal year), the Company completed the contemplated acquisition. As a result of completion of the acquisition of all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd., and the issuance of 32,000 shares for members of the Technical Advisory Board, the total number of issued and outstanding shares of the registrant increased from 1,885,000 to 2,017,000. The respective percentages of ownership shown in the preceding table are based upon the assumption that the Company has 2,017,000 shares of common stock issued and outstanding.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

       The Company was incorporated under the laws of the State of Colorado on January 19, 1995, as Global Capital Access Corporation, for the purpose of being a capital market access vehicle. Gary S. Joiner, who is currently an officer and director of the Company, was one of the promoters, and was an officer, director and principal shareholder of Global Capital Access Corporation.

       On July 12, 1996, The Rally Group, Ltd. acquired control of the Company by purchasing 1,219,500 shares of common stock, representing approximately 71% of the then issued and outstanding common stock, and 2,539,000 Class A Warrants, representing approximately 93% of the then issued and outstanding Class A Warrants of the Company. The Rally Group, Ltd., purchased such shares and warrants from the then principal shareholders of the Company, one of whom was Mr. Joiner.
The total purchase price paid by The Rally Group, Ltd. for such shares and warrants was $30,000.

       The Rally Group, Ltd. is controlled by J.A. Garcia, who is the President, Chief Executive Officer, and a director of the Company.

       The Rally Group, Ltd. acted as principal and agent in acquiring such shares and warrants. It subsequently transferred a portion of such shares and warrants to various key personnel as incentive to join the Company, including 300,000 shares which were transferred to J.A. and Ruth E. Garcia, as community property. In addition, The Rally Group, Ltd. contributed 332,000 shares of common stock and 864,000 Class A warrants back to the Company, without compensation, in order to minimize potential dilution to other shareholders.

Item 13.  EXHIBITS AND REPORTS ON FORM 10-KSB.

       The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.          Document

3.1                   Articles of Incorporation
3.2                   Bylaws
4.1                   Warrant Agent Agreement
4.2                   Specimen Class A Warrant Certificate
21                    List of Subsidiaries
27                    Financial Data Schedule
/TABLE

       The Company filed two reports on Form 8-K during the last quarter of its fiscal year ending January 31, 1997, both of which were dated October 31, 1996. The first such report which was filed
November 15, 1996, was for the purpose of reporting the acquisition of all of the issued and outstanding stock of Aquacare Environment, Inc.
The second such report, which was filed February 11, 1997, was for the purpose of reporting the audited financial statements of Aquacare Environment, Inc., which had not been included in the initial filing. Subsequent to the end of its fiscal year, the Company filed a third report on Form 8-K which was also dated October 31, 1996. This report was filed March 18, 1997, for the purpose of reporting the rescission of the Aquacare transaction, retroactive to October 31, 1996

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY,
INC.

By:       /s/ J. A. GARCIA
       J.A. Garcia
       President, CEO and Director
Date: April 25, 1997

By:       /s/ RONALD L. ILSLEY
       Ronald L. Ilsley
       Chief Financial Officer and Director
Date: April 25, 1997

By:       /s/ ERNEST K. DIAS
       Ernest K. Dias
       Director
Date: April 25, 1997

By:       /s/ GARY S. JOINER
       Gary S. Joiner
       Secretary
Date:  April 25, 1997

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

X - Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended January 31, 1997.

                   CONTROLLED ENVIRONMENT AQUACULTURE
                            TECHNOLOGY, INC.
__________________________________________________________
         (Exact name of registrant as specified in its charter)

Colorado                  0-25868              84-1293167
__________________________________________________________
(State or other       (Commission            I.R.S.Employer
jurisdiction           File Number)     Identification No.)
of incorporation)

CEA TECH USA, Inc.
7 Waterfront Plaza, Suite 400
500 Ala Moana Blvd.
Honolulu, HI                                       96813
__________________________________________________________
(Address of Principal Office)                 (Zip Code)

(808)521-1801
__________________________________________________________
Issuer's telephone number

                              EXHIBIT INDEX

Exhibit
No.           Document

3.1           Articles of Incorporation
3.2           Bylaws
4.1           Warrant Agent Agreement
4.2           Specimen Class A Warrant
              Certificate
21            List of Subsidiaries
27            Financial Data Schedule
/TABLE

EXHIBIT 3.1 - ARTICLES OF INCORPORATION (as amended)


       Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

FIRST:        The name of the corporation is Controlled Environment
Aquaculture Technology, Inc.

SECOND:       The corporation shall have and may exercise all of the
rights, powers and privileges now or hereafter conferred upon corporations organized under the laws of Colorado. In addition, the corporation may do everything necessary, suitable or proper for the accomplishment of any of its corporate purposes. The corporation may conduct part or all of its business in any part of Colorado, the United States or the world and may hold, purchase, mortgage, lease and convey real and personal property in any of such places.

THIRD:        The aggregate number of shares which the corporation
shall have authority to issue is one hundred ten million (110,000,000) shares of which a portion shall be common stock and a portion shall be preferred stock, all as described below.

       A.     Common Stock.         The aggregate number of common
shares which the corporation shall have the authority to issue is one hundred million (100,000,000), which shares shall be designated
"Common Stock." Subject to all the rights of the Preferred Stock as expressly provided herein, by law or by the Board of Directors pursuant to this Article, the Common Stock of the corporation shall possess all such rights and privileges as are afforded to capital stock by applicable law in the absence of any express grant of rights or privileges in these Articles of Incorporation, including, but not limited to, the following rights and privileges:

       (a) dividends may be declared and paid or set apart for payment on the Common Stock out of any assets or funds of the corporation legally available for the payment of dividends;

       (b) the holders of Common Stock shall have unlimited voting rights, including the right to vote for the election of directors and on all other matters requiring stockholder action. Each holder of Common
Stock shall have one vote for each share of Common Stock standing in his name on the books of the corporation and entitled to vote.
Cumulative voting shall not be permitted in the election of directors or otherwise.

       (c) on the voluntary or involuntary liquidation, dissolution or winding up of the corporation, and after paying or adequately providing for the payment of all of its obligations and amounts payable in liquidation, dissolution or winding up, and subject to the rights of the holders of Preferred Stock, if any, the net assets of the corporation shall be distributed pro rata to the holders of the Common Stock.

       B.     Preferred Stock.      The aggregate number of preferred
shares which this corporation shall have the authority to issue is ten million (10,000,000) shares, each with no par value, which shares shall be designated "Preferred Stock." Shares of Preferred Stock may be issued from time to time in one or more series as determined by the Board of Directors. The Board of Directors is hereby authorized, by resolution or resolutions, to provide from time to time, out of the unissued shares of Preferred Stock not then allocated to any series of Preferred Stock, for a series of the Preferred Stock. Each such series shall have distinctive serial designations. Before any shares of any such series of Preferred Stock are issued, the Board of Directors shall fix and determine, and is hereby expressly empowered to fix and determine, by resolution or resolutions, the voting powers, full or limited, or no voting powers, and the designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions thereof as provided by Colorado law. Before issuing any shares of a class or series, the corporation shall deliver to the secretary of state for filing articles of amendment to these articles of incorporation that set forth information required by Colorado law, including but not limited to, the designations, preferences, limitations, and relative rights of the class or series of shares.

       C.     Voting.        Unless otherwise ordered by a court of
competent jurisdiction, at all meetings of shareholders one-third of the shares of a voting group entitled to vote at such meeting, represented in person or by proxy, shall constitute a quorum of that voting group.

       D.     Series A 8.25% Cumulative Convertible Preferred Stock.
A class of preferred stock designated as the Series A 8.25% Cumulative Convertible Preferred Stock is hereby created out of the Preferred Stock authorized by these Articles of Incorporation. The aggregate number of Series A Cumulative Convertible Preferred shares which this corporation shall have the authority to issue is five thousand (5,000) shares, each with no par value, which shares shall be designated "as the Series A Preferred Stock."

       The preferences, limitations and relative rights of this Series A Preferred Stock are as follows:

       (1)    Dividends.

       Dividends on each share of this Series A shall accumulate, whether or not earned or declared, for a period of one year from the date of its issuance. Thereafter, the holders of record of shares of this Series A shall be entitled to receive, when and as declared by the board of directors out of funds legally available therefor, cash dividends at the rate of $8.25 per share per annum, payable quarterly, in arrears, on such dates as may from time to time be determined by the board of directors.
The payment of dividends on this Series A shall be in preference to and in priority over dividends upon the Common Stock of the Corporation and all other shares of Preferred Stock of the Corporation which are by their terms expressly made junior as to dividends to this Series A, but subject to the prior rights of the holders of shares of other Series of Preferred Stock of the Corporation which are by their terms expressly made senior as to dividends to this Series A. The holders of shares of this Series A shall not be entitled to any dividends other than the cash dividends provided for in this Section 1. No dividends shall be declared or paid on the Common Stock of the Corporation during any period when the Corporation has failed to pay a quarter-annual dividend on this Series A for any preceding quarter.

       (2)    Liquidation.

       In the event of a liquidation, dissolution, or winding up of the Corporation, the holders of shares of this Series A shall be entitled to receive out of the assets of the Corporation an amount equal to $100 per share, plus any accrued and unpaid dividends thereon to the date fixed for distribution, in preference to and in priority over any such distribution upon the Common Stock of the Corporation and all other shares of Preferred Stock of the Corporation which are by their terms expressly made junior as to liquidation preferences to this Series A, but subject to the prior rights of the holders of shares of other Series of Preferred Stock of the Corporation which are by their terms expressly made senior as to liquidation preferences to this Series A. If the assets of the Corporation are not sufficient to pay such amount in full to the holders of this Series A and all other Series of Preferred Stock of the Corporation ranking equally as to liquidation preferences with the shares of this Series A, then the holders of this Series A and of all such other Series shall share ratably in any such distribution of assets in accordance with the amounts which would be payable on such distribution if the amounts to which the holders of this and all such other Series are entitled were paid in full.

       (3)    Redemption.

       To the extent not previously converted into shares of common stock, this Series A may be redeemed, in whole or in part, at the option of the Corporation by resolution of its board of directors, at any time, and from time to time, at a redemption price per share of $110, plus any accrued and unpaid dividends thereon to the date fixed for redemption.

       To the extent not previously redeemed or converted into shares of common stock, the Corporation shall redeem all issued and outstanding shares of this Series A, from any source of funds legally available for such purpose, in quarterly installments of not less than $125,000.00, beginning on December 15, 2002, and continuing thereafter on each March 15, June 15, September 15 and December 15, until December 15, 2007, whereupon any remaining outstanding shares of this Series A shall be redeemed. For purposes of this mandatory redemption, the redemption price shall be $100.00 per share, plus any accrued and unpaid dividends thereon to the date fixed for redemption.


       In the event that less than the entire number of the shares of this Series A outstanding as of any redemption date is to be redeemed by the Corporation at that time, the shares to be redeemed shall be selected by lot in a manner determined by the board of directors of the Corporation.

       Not less than ten, nor more than thirty days prior to the date fixed for any redemption of this Series A or any part thereof, a notice specifying the time and place of such redemption shall be given by first-class mail, postage prepaid, to the holders of record of the shares of this Series A selected for redemption at their respective addresses as the same shall appear on the books of the Corporation, but no failure to mail such notice or any defect therein or in the mailing thereof shall affect the validity of the proceedings for redemption. Any notice which was mailed in the manner herein provided shall be conclusively presumed to have been duly given whether or not the holder receives the notice.

       Until December 15, 2001, after the giving of any notice of redemption and prior to the close of business on the date fixed for such redemption, the holders of shares of this Series called for redemption may convert such stock into Common Stock of the Corporation in accordance with the conversion privileges set forth in Section 5. After the date fixed for the redemption of shares of this Series A by the Corporation, the holders of shares selected for redemption shall cease to be stockholders, with respect to such shares and shall have no interest in or claims against the Corporation by virtue thereof and shall have no voting or other rights with respect to such shares, except the right to receive the moneys payable upon such redemption from the Corporation, without interest thereon, upon surrender (and endorsement, if required by the corporation) of their certificates, and the shares represented thereby shall no longer be deemed to be outstanding. The Corporation may, at its option, at any time after a notice of redemption has been given, deposit the redemption price for all shares of this Series A designated for redemption and not yet redeemed, plus any accrued and unpaid dividends thereon to the date fixed for the redemption, with the transfer agent or agents for this Series A, as a trust fund for the benefit of the holders of the shares of this Series A designated for redemption. From and after the making of such deposit, the holders of the shares designated for redemption shall cease to be stockholders with respect to such shares and shall have no interest in or claim against the corporation by virtue thereof and shall have no voting or other rights with respect to such shares, except the right to receive from such trust fund the moneys payable upon redemption, without interest thereon, upon surrender (and endorsement, if required by the Corporation) of their certificates, and the shares represented thereby shall no longer be deemed to be outstanding; provided that such deposit shall not impair the right of conversion provided for herein. Any moneys deposited by the Corporation pursuant to this Section for the redemption of shares thereafter converted into Common Stock shall be returned to the Corporation forthwith upon their conversion, and any balance of such moneys remaining unclaimed at the end of the five years commencing on the date fixed for redemption shall be repaid to the Corporation upon its request expressed in a resolution of its board of directors.

       (4)    Conversion Privilege and Price.

       The holders of shares of this Series A shall have the right, at their option, to convert such shares into fully-paid and nonassessable shares of Common Stock of the Corporation at any time through and including December 14, 2001. Subject to adjustment in accordance with the provisions of subsection (7) hereof, the price at which shares of Common Stock shall be delivered upon conversion shall be $2.00 per share of Common Stock (the "Conversion Price").

       Each share of this Series A shall be taken, for the purposes of conversion, at a price of $100 per share. Such price shall be subject to adjustment from time to time as provided in Section 6 and, as from time to time adjusted, is herein called the "Conversion Price."

       In case shares of this Series A are called for redemption by the Corporation pursuant to subsection 3, the right to convert such shares shall cease and terminate at the close of business on the date fixed for redemption by the Corporation.

       (5)    Conversion Procedure.

       In order to convert shares of this Series A into Common Stock, the holder shall surrender at the office of any transfer agent for this Series A designated for that purpose by the board of directors, or at any such other office as may be designated by the board of directors, the certificate or certificates therefor, duly endorsed or assigned to the Corporation or in blank, and shall give written notice to the Corporation at said office that he elects to convert such shares. Shares of this Series A surrendered for conversion during the period from the close of business on any record date for the payment of a dividend on the shares of this Series A to the opening of business on the date for payment of such dividend shall (except in the case of shares of this Series A which have been called for redemption by the Corporation pursuant to Section
3 on a date within such period) be accompanied by payment to the Corporation of an amount equal to the dividend payable on such dividend payment date on the shares of this Series A being surrendered for conversion. Except as provided in the preceding sentence, no payment or adjustment shall be made upon any conversion on account of any dividends accrued on the shares of this Series A surrendered for conversion or on account of any dividends on the Common Stock issued upon conversion.

       Shares of this Series A shall be deemed to have been converted immediately prior to the close of business on the day of the surrender of such shares for conversion in accordance with the foregoing provisions and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time. As promptly as practicable on or after the conversion date, the Company shall issue and shall deliver at said office a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with a payment in lieu of any fraction of a share, as hereinafter provided, to the person or persons entitled to receive the same.

       No fractional shares of Common Stock shall be issued upon conversion, but, instead of any fraction of a share which would otherwise be issuable, the Corporation shall pay a cash adjustment in respect of such fraction in an amount equal to the same fraction of the market price per share of Common Stock at the close of business on the day of conversion. The market value of a share of Common Stock shall be the last reported closing bid price for such shares on the last business day prior to the conversion date. If there is no current bid price, the market value shall be the prevailing market value of the Common Stock in the open market, as determined by the Corporation, which determination shall be conclusive.

       The Corporation will pay any and all documentary, stamp, or similar taxes that may be payable in respect of the issuance or delivery of shares of Common Stock on conversion of shares of this Series A.
The Corporation shall not, however, be required to pay any such tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock in a name other than that in which the shares of this Series A so converted were registered, and no such issuance or delivery shall be made unless and until the person requesting such issuance has paid to the Corporation the amount of any such tax, or has established, to the satisfaction of the Corporation, that such tax has been paid.

       The Corporation shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common
Stock, for the purpose of effecting the conversion of the shares of this Series A, the full number of shares of Common Stock then deliverable upon the conversion of all shares of this Series A then outstanding.

       (6)    Adjustments in Conversion Price

       In the event that the Corporation issues any "Additional Shares of Common Stock" (as hereinafter defined), at any time during the two year period beginning on the date hereof (the "Authorization Date"), an adjustment shall be made in the Conversion Price of this Series A. For purposes of this subsection 7, the term "Additional Shares of Common Stock" shall mean all shares of Common Stock in excess of a total of 3,257,000 such shares, issued by the Corporation at any time during the two-year period following the Authorization Date, other than shares of Common Stock issued or issuable:

(A) For consideration per share which is equal to, or greater than, the Conversion Price for this Series A in effect on the date of, and immediately prior to, such issue.

(B)    Upon conversion of this Series A Preferred Stock; and

(C) Upon exercise of the 3,000,000 Class A Warrants issued or authorized for issuance as of the Authorization Date.

       During the two-year period immediately following the Authorization Date, the Conversion Price in effect with respect to this Series A shall be reduced, concurrently with the issuance of any Additional Shares of Common Stock, to a price (calculated to the nearest cent) determined by multiplying such Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such issue plus the number of shares of Common Stock which the aggregate consideration received by the Corporation for the total number of Additional Shares of Common Stock so issued would purchase at such Conversion Price in effect immediately prior to such issuance, and the denominator of which is the number of shares of Common Stock outstanding immediately prior to such issue plus the number of such Additional Shares of Common Stock so issued.
For the purpose of the above calculation, the number of shares of Common Stock outstanding immediately prior to such issue shall be calculated on a fully diluted basis, as if all shares of Series A Preferred Stock and all other outstanding convertible securities of the Corporation had been fully converted into shares of Common Stock immediately prior to such issuance, and all authorized and issued Class A Warrants had been fully exercised immediately prior to such issuance, but not including in such calculation any additional shares of Common Stock issuable with respect to shares of Series A Preferred Stock solely as a result of the adjustment of the Conversion Price resulting from the issuance of Additional Shares of Common Stock causing such adjustment.

       For purposes of this subsection 6, insofar as the consideration received by the Corporation for the issuance of any Additional Shares of Common Stock consists of cash, it shall be computed at the aggregate amount of cash received by the Corporation. To the extent such consideration consists of property other than cash, it shall be computed at the fair market value thereof at the time of such issuance, as determined in good faith by the Board of Directors.

       In the event that the Corporation at any time or from time to time shall declare or pay, without consideration, any dividend on the Common Stock payable in Common Stock or in any right to acquire
Common Stock for no consideration, or shall effect a subdivision of the outstanding shares of Common Stock into a greater number of shares of Common Stock (by split, reclassification or otherwise than by payment of a dividend in Common Stock or in any right to acquire Common
Stock), or in the event the outstanding shares of Common Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Common Stock, then the Conversion Price for this Series A Preferred Stock in effect immediately prior to such event shall, concurrently with the effectiveness of such event, be proportionately decreased or increased, as appropriate. In the event that the Corporation shall declare or pay, without consideration, any dividend on the Common Stock payable in any right to acquire Common Stock for no consideration, then the Corporation shall be deemed to have made a dividend payable in Common Stock in an amount of shares equal to the maximum number of shares issuable upon exercise of such rights to acquire Common Stock.

       (7)    Voting

       The holders of all issued and outstanding shares of this Series A, voting as a class, shall be entitled to elect one (1) member of the board of directors. For purposes of election of a director by the holders of shares of this Series A, each holder of an outstanding share of this Series A, shall be entitled to one vote. For all purposes other than election of directors, each holder of this Series A shall be entitled to one vote for each share of this Series A standing in his name on the books of the Corporation, with the same and identical voting rights as holders of shares of Common Stock of the Corporation.

FOURTH:       The number of directors of the corporation shall be fixed
by the bylaws, or if the bylaws fail to fix such a number, then by resolution adopted from time to time by the board of directors, provided that the number of directors shall not be more than five (5) nor less than three (3). Five (5) directors shall constitute the initial board of directors. The following persons are elected to serve as the corporation's directors until the annual meeting of shareholders or until their successors are duly elected and qualified:

Name                                               Address
Gary S. Joiner                              4750 Table Mesa Drive
                                            Boulder, CO  80303

Grant W. Peck                               4555 Kingston Street
                                            Denver, CO  80239

Dean F. Sessions                            2040 W. 10th Avenue, Apt.
E-301
                                            Broomfield, CO  80020

FIFTH:        The street address of the initial registered office of the corporation is 4750 Table Mesa Drive, Boulder, Colorado 80303. The name of the initial registered agent of the corporation at such address is Gary S. Joiner.

SIXTH:        The address of the initial principal office of the
corporation is 2040 W. 10th Avenue, Apt. E-301, Broomfield, CO
80020.

SEVENTH:      The following provisions are inserted for the management
of the business and for the conduct of the affairs of the corporation, and the same are in furtherance of and not in limitation or exclusion of the powers conferred by law.

              (a) Conflicting Interest Transactions. As used in this paragraph, "conflicting interest transaction" means any of the following:
(i) a loan or other assistance by the corporation to a director of the corporation or to an entity in which a director of the corporation is a director or officer or has a financial interest; (ii) a guaranty by the corporation of an obligation of a director of the corporation or of an obligation of an entity in which a director of the corporation is a director or officer or has a financial interest; or (iii) a contract or transaction between the corporation and a director of the corporation or between the corporation and an entity in which a director of the corporation is a director or officer or has a financial interest. No conflicting interest transaction shall be void or voidable, be enjoined, be set aside, or give rise to an award of damages or other sanctions in a proceeding by a shareholder or by or in the right of the corporation, solely because the conflicting interest transaction involves a director of the corporation or an entity in which a director of the corporation is a director or officer or has a financial interest, or solely because the director is present at or participates in the meeting of the corporation's board of directors or of the committee of the board of directors which authorized, approves or ratifies a conflicting interest transaction, or solely because the director's vote is counted for such purpose if: (A) the material facts as to the director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the board of directors or the committee, and the board of directors or committee in good faith authorizes, approves or ratifies the conflicting interest transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors are less than a quorum; or (B) the material facts as to the director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the shareholders entitled to vote thereon, and the conflicting interest transaction is specifically authorized, approved or ratified in good faith by a vote of the shareholders; or (C) a conflicting interest transaction is fair as to the corporation as of the time it is authorized, approved or ratified by the board of directors, a committee thereof, or the shareholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or of a committee which authorizes, approves or ratifies the conflicting interest transaction.

              (b) Loans and Guaranties for the Benefit of Directors. Neither the board of directors nor any committee thereof shall authorize a loan by the corporation to a director of the corporation or to an entity in which a director of the corporation is a director or officer or has a financial interest, or a guaranty by the corporation of an obligation of a director of the corporation or of an obligation of an entity in which a director of the corporation is a director or officer or has a financial interest, until at least ten days after written notice of the proposed authorization of the loan or guaranty has been given to the shareholders who would be entitled to vote thereon if the issue of the loan or guaranty were submitted to a vote of the shareholders. The requirements of this paragraph (b) are in addition to, and not in substitution for, the provisions of paragraph (a) of Article SEVENTH.

              (c) Indemnification. The corporation shall indemnify, to the maximum extent permitted by law, any person who is or was a director, officer, agent, fiduciary or employee of the corporation against any claim, liability or expenses arising against or incurred by such person made party to a proceeding because he is or was a director, officer, agent, fiduciary or employee of the corporation or because he was a director, officer, agent, fiduciary or employee of the corporation or because he is or was serving another entity as a director, officer, partner, trustee, employee, fiduciary or agent at the corporation's request. The corporation shall further have the authority to the maximum extent permitted by law to purchase and maintain insurance providing such indemnification.

              (d) Limitation on Director's Liability. No director of this corporation shall have any personal liability for monetary damages to the corporation or its shareholders for breach of his fiduciary duty as a director, except that this provision shall not eliminate or limit the personal liability of a director to the corporation or its shareholders for monetary damages for: (i) any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a director in this circumstance shall be limited to the amount of the distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-
401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained herein will be construed to deprive any director of his right to all defenses ordinarily available to a director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

              (e) Negation of Equitable Interests in Shares or Rights. Unless a person is recognized as a shareholder through procedures established by the corporation pursuant to Colorado Revised Statutes
Section 7-107-204 or any similar law, the corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes permitted by the Colorado Business Corporation Act, including without limitation all rights deriving from such shares, and the corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any other person including without limitation, a purchaser, assignee or transferee of such shares, unless and until such other person becomes the registered holder of such shares or is recognized as such, whether or not the corporation shall have either actual or constructive notice of the claimed interest of such other person. By way of example and not of limitation, until such other person has become the registered holder of such shares or is recognized pursuant to Colorado Revised Statutes Section 7-107-204 or any similar applicable law, he shall not be entitled: (i) to receive notice of the meetings of the shareholders; (ii) to vote at such meetings; (iii) to examine a list of the shareholders; (iv) to be paid dividends or other distributions payable to shareholders; or (v) to own, enjoy and exercise any other rights deriving from such shares against the corporation. Nothing contained herein will be construed to deprive any beneficial shareholder, as defined in Colorado Revised Statutes Section 7-113-101(1), of any right he may have pursuant to Article 113 of the Colorado Business Corporation Act or any subsequent law.

EIGHTH:       The name and address of the incorporator is:  Gary S.
Joiner, 4750 Table Mesa Drive, Boulder, Colorado 80303.

/s/ Gary S. Joiner, Incorporator
Dated: January 18, 1995

              Gary S. Joiner hereby consents to the appointment as the initial registered agent for Controlled Environment Aquaculture
Technology, Inc. (formerly known as Global Capital Access
Corporation).

/s/ Gary S. Joiner, Initial Registered Agent
Dated:  January 18, 1995

EXHIBIT 3.2 - BYLAWS OF GLOBAL CAPITAL ACCESS
CORPORATION


                                ARTICLE I
                                 Offices

       The principal office of the corporation shall be designated from time to time by the corporation and may be within or outside of Colorado.

       The corporation may have such other offices, either within or outside Colorado, as the board of directors may designate or as the business of the corporation may require from time to time.

       The registered office of the corporation required by the Colorado Business Corporation Act to be maintained in Colorado may be, but need not be, identical with the principal office, and the address of the registered office may be changed from time to time by the board of directors.


                               ARTICLE II
                              Shareholders

       Section 1. Annual Meeting. The annual meeting of the shareholders shall be held during the month of September of each year on a date and at a time fixed by the board of directors of the corporation (or by the president in the absence of action by the board of directors), beginning with the year 1996, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors is not held on the day fixed as provided herein for any annual meeting of the shareholders, or any adjournment thereof, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as it may conveniently be held.

       A shareholder may apply to the district court in the county in Colorado where the corporation's principal office is located or, if the corporation has no principal office in Colorado, to the district court of the county in which the corporation's registered office is located to seek an order that a shareholder meeting be held (i) if an annual meeting was not held within six months after the close of the corporation's most recently ended fiscal year or fifteen months after its last annual meeting, whichever is earlier, or (ii) if the shareholder participated in a proper call of or proper demand for a special meeting and notice of the special meeting was not given within thirty days after the date of the call or the date the last of the demands necessary to require calling of the meeting was received by the corporation pursuant to C.R.S. Section 7-107-102(1)(b), or the special meeting was not held in accordance with the notice.

       Section 2. Special Meetings. Unless otherwise prescribed by statute, special meetings of the shareholders may be called for any purpose by the president or by the board of directors. The president shall call a special meeting of the shareholders if the corporation receives one or more written demands for the meeting, stating the purpose or purposes for which it is to be held, signed and dated by holders of shares representing at least ten percent of all the votes entitled to be cast on any issue proposed to be considered at the meeting.

       Section 3. Place of Meeting. The board of directors may designate any place, either within or outside Colorado, as the place for any annual meeting or any special meeting called by the board of directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or outside Colorado, as the place for such meeting. If no designation is made, or if a special meeting is called other than by the board, the place of meeting shall be the principal office of the corporation.

       Section 4. Notice of Meeting. Written notice stating the place, date, and hour of the meeting shall be given not less than ten nor more than sixty days before the date of the meeting, except that (i) if the number of authorized shares is to be increased, at least thirty days' notice shall be given, or (ii) any other longer notice period is required by the Colorado Business Corporation Act. Notice of a special meeting shall include a description of the purpose or purposes of the meeting. Notice of an annual meeting need not include a description of the purpose or purposes of the meeting except the purpose or purposes shall be stated with respect to (i) an amendment to the articles of incorporation of the corporation, (ii) a merger or share exchange in which the corporation is a party and, with respect to a share exchange, in which the corporation's shares will be acquired, (iii) a sale, lease, exchange or other disposition, other than in the usual and regular course of business, of all or substantially all of the property of the corporation or of another entity which this corporation controls, in each case with or without the goodwill, (iv) a dissolution of the corporation, or (v) any other purpose for which a statement of purpose is required by the Colorado Business Corporation Act. Notice shall be given personally or by mail, private carrier, telegraph, teletype, electronically transmitted facsimile or other form of wire or wireless communication by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed and if in a comprehensible form, such notice shall be deemed to be given and effective when deposited in the United States mail, addressed to the shareholder at his address as it appears in the corporation's current record of shareholders, with postage prepaid. If notice is given other than by mail, and provided that such notice is in a comprehensible form, the notice is given and effective on the date received by the shareholder.

       If requested by the person or persons lawfully calling such meeting, the secretary shall give notice thereof at corporation expense. No notice need be sent to any shareholder if three successive notices mailed to the last known address of such shareholder have been returned as undeliverable until such time as another address for such shareholder is made known to the corporation by such shareholder. In order to be entitled to receive notice of any meeting, a shareholder shall advise the corporation in writing of any change in such shareholder's mailing address as shown on the corporation's books and records.

       When a meeting is adjourned to another date, time or place, notice need not be given of the new date, time or place if the new date, time or place of such meeting is announced before adjournment at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which may have been transacted at the original meeting. If the adjournment is for more than 120 days, or if a new record date is fixed for the adjourned meeting, a new notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting as of the new record date.

       A shareholder may waive notice of a meeting before or after the time and date of the meeting by a writing signed by such shareholder.
Such waiver shall be delivered to the corporation for filing with the corporate records. Further, by attending a meeting either in person or by proxy, a shareholder waives objection to lack of notice or defective notice of the meeting unless the shareholder objects at the beginning of the meeting to the holding of the meeting or the transaction of business at the meeting because of lack of notice or defective notice. By attending the meeting, the shareholder also waives any objection to consideration at the meeting of a particular matter not within the purpose or purposes described in the meeting notice unless the shareholder objects to considering the matter when it is presented.

       Section 5. Fixing of Record Date. For the purposes of determining shareholders entitled to (i) notice of or vote at any meeting of shareholders or any adjournment thereof, (ii) receive distributions or share dividends, or (ii) demand a special meeting, or to make a determination of shareholders for any other proper purpose, the board of directors may fix a future date as the record date for any such determination of shareholders, such date in any case to be not more than seventy days, and, in case of a meeting of shareholders not less than ten days, prior to the date on which the particular action requiring such determination of shareholders is to be taken. If no record date is fixed by the directors, the record date shall be the date on which notice of the meeting is mailed to shareholders, or the date on which the resolution of the board of directors providing for a distribution is adopted, as the case may be. When a determination of shareholders entitled to vote at any meeting of shareholders is made as provided in this Section, such determination shall apply to any adjournment thereof unless the board of directors fixes a new record date, which it must do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

       Notwithstanding the above, the record date for determining the shareholders entitled to take action without a meeting or entitled to be given notice of action so taken shall be the date a writing upon which the action is taken is first received by the corporation. The record date for determining shareholders entitled to demand a special meeting shall be the date of the earliest of any of the demands pursuant to which the meeting is called.

       Section 6. Voting Lists. The secretary shall make, at the earlier of ten days before each meeting of shareholders or two business days after notice of the meeting has been given, a complete list of the shareholders entitled to be given notice of such meeting or any adjournment thereof. The list shall be arranged by voting groups and within each voting group by class or series of shares, shall be in alphabetical order within each class or series, and shall show the address of and the number of shares of each class or series held by each shareholder. For the period beginning the earlier of ten days prior to the meeting or two business days after notice of the meeting is given and continuing through the meeting and any adjournment thereof, this list shall be kept on file at the principal office of the corporation, or at a place (which shall be identified in the notice) in the city where the meeting will be held. Such list shall be available for inspection on written demand by any shareholder (including for the purpose of this Section 6 any holder of voting trust certificates) or his agent or attorney during regular business hours and during the period available for inspection. The original stock transfer books shall be prima facie evidence as to the shareholders entitled to examine such list or to vote at any meeting of shareholders.

       Any shareholder, his agent or attorney may copy the list during regular business hours and during the period it is available for inspection, provided (i) the shareholder has been a shareholder for at least three months immediately preceding the demand or holds at least five percent of all outstanding shares of any class of shares as of the date of the demand, (ii) the demand is made in good faith and for a purpose reasonably related to the demanding shareholder's interest as a shareholder, (iii) the shareholder describes with reasonable particularity the purpose and the records the shareholder desires to inspect, (iv) the records are directly connected with the described purpose and (v) the shareholder pays a reasonable charge covering the costs of labor and material for such copies, not to exceed the estimated cost of production and reproduction.

       Section 7. Recognition Procedure for Beneficial Owners. The board of directors may adopt by resolution a procedure whereby a shareholder of the corporation may certify in writing to the corporation that all or a portion of the shares registered in the name of such shareholder are held for the account of a specified person or persons.
The resolution may set forth (i) the types of nominees to which it applies, (ii) the rights or privileges that the corporation will recognize in a beneficial owner, which may include rights and privileges other than voting; (iii) the form of certification and the information to be contained therein, (iv) if the certification is with respect to a record date, the time within which the certification must be received by the corporation, (v) the period for which the nominee's use of the procedure is effective, and
(vi) such other provisions with respect to the procedure as the board deems necessary or desirable. Upon receipt by the corporation of a certificate complying with the procedure established by the board of directors, the persons specified in the certification shall be deemed, for the purpose or purposes set forth in the certification, to be the registered holders of the number of shares specified in place of the shareholder making the certification.

       Section 8. Quorum and Manner of Acting. One-third of the votes entitled to be cast on a matter by a voting group shall constitute a quorum of that voting group for action on the matter. If less than one-third of such votes are represented at a meeting, a majority of the votes so represented may adjourn the meeting from time to time without further notice, for a period not to exceed 120 days for any one adjournment. If a quorum is present at such adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, unless the meeting is adjourned and a new record date is set for the adjourned meeting.

       If a quorum exists, action on a matter other than the election of directors by a voting group is approved if the votes cast within the voting group favoring the action exceed the votes cast within the voting group opposing the action, unless the vote of a greater number or voting by classes is required by law or the articles of incorporation.

       Section 9. Proxies. At all meetings of shareholders, a shareholder may vote by proxy by signing an appointment form or similar writing, either personally or by his duly authorized attorney-in-fact. A shareholder may also appoint a proxy by transmitting or authorizing the transmission of a telegram, teletype, or other electronic transmission providing a written statement of the appointment to the proxy, a proxy solicitor, proxy support service organization, or other person duly authorized by the proxy to receive appointments as agent for the proxy, or to the corporation. The transmitted appointment shall set forth or be transmitted with written evidence from which it can be determined that the shareholder transmitted or authorized the transmission of the appointment. The proxy appointment form or similar writing shall be filed with the secretary of the corporation before or at the time of the meeting. The appointment of a proxy is effective when received by the corporation and is valid for eleven months unless a different period is expressly provided in the appointment form or similar writing.

       Any complete copy, including an electronically transmitted facsimile, of an appointment of a proxy may be substituted for or used in lieu of the original appointment for any purpose for which the original appointment could be used.

       Revocation of a proxy does not affect the right of the corporation to accept the proxy's authority unless (i) the corporation had notice that the appointment was coupled with an interest and notice that such interest is extinguished is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment, or (ii) other notice of the revocation of the appointment is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment. Other notice of revocation may, in the discretion of the corporation, be deemed to include the appearance at a shareholders' meeting of the shareholder who granted the proxy and his voting in person on any matter subject to a vote at such meeting.

       The death or incapacity of the shareholder appointing a proxy does not affect the right of the corporation to accept the proxy's authority unless notice of the death or incapacity is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his authority under the appointment.

       The corporation shall not be required to recognize an appointment made irrevocable if it has received a writing revoking the appointment signed by the shareholder (including a shareholder who is a successor to the shareholder who granted the proxy) either personally or by his attorney-in-fact, notwithstanding that the revocation may be a breach of an obligation of the shareholder to another person not to revoke the appointment.

       Subject to Section 11 and any express limitation on the proxy's authority appearing on the appointment form, the corporation is entitled to accept the proxy's vote or other action as that of the shareholder making the appointment.

       Section 10. Voting of Shares. Each outstanding share, regardless of class, shall be entitled to one vote, except in the election of directors, and each fractional share shall be entitled to a corresponding fractional vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the articles of incorporation as permitted by the Colorado Business Corporation Act. Cumulative voting shall not be permitted in the election of directors or for any other purpose. Each record holder of stock shall be entitled to vote in the election of directors and shall have as many votes for each of the shares owned by him as there are directors to be elected and for whose election he has the right to vote.

       At each election of directors, that number of candidates equaling the number of directors to be elected, having the highest number of votes cast in favor of their election, shall be elected to the board of directors.


       Except as otherwise ordered by a court of competent jurisdiction upon a finding that the purpose of this Section would not be violated in the circumstances presented to the court, the shares of the corporation are not entitled to be voted if they are owned, directly or indirectly, by a second corporation, domestic or foreign, and the first corporation owns, directly or indirectly, a majority of the shares entitled to vote for directors of the second corporation except to the extent the second corporation holds the shares in a fiduciary capacity.

       Redeemable shares are not entitled to be voted after notice of redemption is mailed to the holders and a sum sufficient to redeem the shares has been deposited with a bank, trust company or other financial institution under an irrevocable obligation to pay the holders the redemption price on surrender of the shares.

       Section 11. Corporation's Acceptance of Votes. If the name signed on a vote, consent, waiver, proxy appointment, or proxy appointment revocation corresponds to the name of a shareholder, the corporation, if acting in good faith, is entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and give it effect as the act of the shareholder. If the name signed on a vote, consent, waiver, proxy appointment or proxy appointment revocation does not correspond to the name of a shareholder, the corporation, if acting in good faith, is nevertheless entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and to give it effect as the act of the shareholder if:

              (i) the shareholder is an entity and the name signed purports to be that of an officer or agent of the entity;

              (ii) the name signed purports to be that of an administrator, executor, guardian or conservator representing the shareholder and, if the corporation requests, evidence of fiduciary status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

              (iii) the name signed purports to be that of a receiver or trustee in bankruptcy of the shareholder and, if the corporation requests, evidence of this status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

              (iv) the name signed purports to be that of a pledgee, beneficial owner or attorney-in-fact of the shareholder and, if the corporation requests, evidence acceptable to the corporation of the signatory's authority to sign for the shareholder has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

              (v) two or more persons are the shareholder as co-tenants or fiduciaries and the name signed purports to be the name of at least one of the co-tenants or fiduciaries, and the person signing appears to be acting on behalf of all the co-tenants or fiduciaries; or


              (vi) the acceptance of the vote, consent, waiver, proxy appointment or proxy appointment revocation is otherwise proper under rules established by the corporation that are not inconsistent with this
Section 11.

       The corporation is entitled to reject a vote, consent, waiver, proxy appointment or proxy appointment revocation if the secretary or other officer or agent authorized to tabulate votes, acting in good faith, has reasonable basis for doubt about the validity of the signature on it or about the signatory's authority to sign for the shareholder.

       Neither the corporation nor its officers nor any agent who accepts or rejects a vote, consent, waiver, proxy appointment or proxy appointment revocation in good faith and in accordance with the standards of this Section is liable in damages for the consequences of the acceptance or rejection.

       Section 12. Informal Action by Shareholders. Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting if a written consent (or counterparts thereof) that sets forth the action so taken is signed by all of the shareholders entitled to vote with respect to the subject matter thereof and received by the corporation. Such consent shall have the same force and effect as a unanimous vote of the shareholders and may be stated as such in the document. Action taken under this Section 12 is effective as of the date the last writing necessary to effect this action is received by the corporation, unless all of the writings specify a different effective date, in which case such specified date shall be the effective date for such action. If any shareholder revokes his consent as provided for herein prior to what would otherwise be the effective date, the action proposed in the consent shall be invalid. The record date for determining shareholders entitled to take action without a meeting is the date the corporation receives a writing upon which the action is taken.

       Any shareholder who has signed a writing describing and consenting to action taken pursuant to this Section 12 may revoke such consent by a writing signed by the shareholder describing the action and stating that the shareholder's prior consent thereto is revoked, if such writing is received by the corporation before the effectiveness of the action.

       Section 13. Meetings by Telecommunication. Any or all of the shareholders may participate in an annual or special shareholders' meeting by, or the meeting may be conducted through the use of, any means of communication by which all persons participating in the meeting may hear each other during the meeting. A shareholder participating in a meeting by this means is deemed to be present in person at the meeting.


                               ARTICLE III
                           Board of Directors

       Section 1. General Powers. All corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of its board of directors, except as otherwise provided in the Colorado Business
Corporation Act or the articles of incorporation.

       Section 2. Number, Qualifications and Tenure. The number of directors of the corporation shall be fixed from time to time by the board of directors, within a range of no less than three or more than five. A director shall be a natural person who is eighteen years of age or older. A director need not be a resident of Colorado or a shareholder of the corporation.

       Directors shall be elected at each annual meeting of shareholders. Each director shall hold office until the next annual meeting of shareholders following his election and thereafter until his successor shall have been elected and qualified. Directors shall be removed in the manner provided by the Colorado Business Corporation Act.

       Section 3.     Vacancies.  Any director may resign at any time
by giving written notice to the corporation. Such resignation shall take effect at the time the notice is received by the corporation unless the notice specifies a later effective date. Unless otherwise specified in the notice of resignation, the corporation's acceptance of such resignation
shall not be necessary to make it effective.   Any vacancy on the board
of directors may be filled by the affirmative vote of a majority of the shareholders or the board of directors. If the directors remaining in office constitute fewer than a quorum of the board, the directors may fill the vacancy by the affirmative vote of a majority of all the directors remaining in office. If elected by the directors, the director shall hold office until the next annual shareholder's meeting at which directors are elected. If elected by the shareholders, the director shall hold office for the unexpired term of his predecessor in office; except that, if the director's predecessor was elected by the directors to fill a vacancy, the director elected by the shareholders shall hold office for the unexpired term of the last predecessor elected by the shareholders.

       Section 4. Regular Meetings. A regular meeting of the board of directors shall be held without notice immediately after and at the same place as the annual meeting of shareholders. The board of directors may provide by resolution the time and place, either within or outside Colorado, for the holding of additional regular meetings without other notice.

       Section 5. Special Meetings. Special meetings of the board of directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the board of directors may fix any place, either within or outside Colorado, as the place for holding any special meeting of the board of directors called by them, provided that no meeting shall be called outside the State of Colorado unless a majority of the board of directors has so authorized.

       Section 6. Notice. Notice of any special meeting shall be given at least two days prior to the meeting by written notice either personally delivered or mailed to each director at his business address, or by notice transmitted by telegraph, telex, electronically transmitted facsimile or other form of wire or wireless communication. If mailed, such notice shall be deemed to be given and to be effective on the earlier of (i) three days after such notice is deposited in the United States mail, properly addressed, with postage prepaid, or (ii) the date shown on the return receipt, if mailed by registered or certified mail return receipt requested. If notice is given by telex, electronically transmitted facsimile or other similar form of wire or wireless communication, such notice shall be deemed to be given and to be effective when sent, and with respect to a telegram, such notice shall be deemed to be given and to be effective when the telegram is delivered to the telegraph company.
If a director has designated in writing one or more reasonable addresses or facsimile numbers for delivery of notice to him, notice sent by mail, telegram, telex, electronically transmitted facsimile or other form of wire or wireless communication shall not be deemed to have been given or to be effective unless sent to such addresses or facsimile numbers, as the case may be.

       A director may waive notice of a meeting before or after the time and date of the meeting by a writing signed by such director. Such waiver shall be delivered to the corporation for filing with the corporate records. Further, a director's attendance at or participation in a meeting waives any required notice to him of the meeting unless at the beginning of the meeting, or promptly upon his arrival, the director objects to holding the meeting or transacting business at the meeting because of lack of notice or defective notice and does not thereafter vote for or assent to action taken at the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

       Section 7. Quorum. A majority of the number of directors fixed by the board of directors pursuant to Section 2 or, if no number is fixed, a majority of the number in office immediately before the meeting begins, shall constitute a quorum for the transaction of business at any meeting of the board of directors. If less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice, for a period not to exceed sixty days at any one adjournment.

       Section 8. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors. No director may vote or act by proxy at any meeting of directors.

       Section 9. Compensation. By resolution of the board of directors, any director may be paid any one or more of the following: his expenses, if any, of attendance at meetings, a fixed sum for attendance at each meeting, a stated salary as director, or such other compensation as the corporation and the director may reasonably agree upon. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

       Section 10. Presumption of Assent. A director of the corporation who is present at a meeting of the board of directors or committee of the board at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless (i) the director objects at the beginning of the meeting, or promptly upon his arrival, to the holding of the meeting or the transaction of business at the meeting and does not thereafter vote for or assent to any action taken at the meeting, (ii) the director contemporaneously requests that his dissent or abstention as to any specific action taken be entered in the minutes of the meeting, or (iii) the director causes written notice of his dissent or abstention as to any specific action to be received by the presiding officer of the meeting before its adjournment or by the corporation promptly after the adjournment of the meeting. A director may dissent to a specific action at a meeting, while assenting to others. The right to dissent to a specific action taken at a meeting of the board of directors or a committee of the board shall not be available to a director who voted in favor of such action.

       Section 11. Committees. By resolution adopted by a majority of all the directors in office when the action is taken, the board of directors may designate from among its members an executive committee and one or more other committees, and appoint one or more members of the board of directors to serve on them. To the extent provided in the resolution, each committee shall have all the authority of the board of directors, except that no such committee shall have the authority to (i) authorize distributions, (ii) approve or propose to shareholders actions or proposals required by the Colorado Business Corporation Act to be approved by shareholders, (iii) fill vacancies on the board of directors or any committee thereof, (iv) amend articles of incorporation, (v) adopt, amend or repeal the bylaws, (vi) approve a plan of merger not requiring shareholder approval, (vii) authorize or approve the reacquisition of shares unless pursuant to a formula or method prescribed by the board of directors, or (viii) authorize or approve the issuance or sale of shares, or contract for the sale of shares or determine the designations and relative rights, preferences and limitations of a class or series of shares, except that the board of directors may authorize a committee or officer to do so within limits specifically prescribed by the board of directors. The committee shall then have full power within the limits set by the board of directors to adopt any final resolution setting forth all preferences, limitations and relative rights of such class or series and to authorize an amendment of the articles of incorporation stating the preferences, limitations and relative rights of a class or series for filing with the Secretary of State under the Colorado Business Corporation
Act.

       Sections 4, 5, 6, 7, 8 and 12 of Article III, which govern meetings, notice, waiver of notice, quorum, voting requirements and action without a meeting of the board of directors, shall apply to committees and their members appointed under this Section 11.

       Neither the designation of any such committee, the delegation of authority to such committee, nor any action by such committee pursuant to its authority shall alone constitute compliance by any member of the board of directors or a member of the committee in question with his responsibility to conform to the standards of care set forth in Article III,
Section 14 of these bylaws.

       Section 12. Action Without a Meeting. Any action required or permitted to be taken at a meeting of the directors or any committee designated by the board of directors may be taken without a meeting if a written consent (or counterparts thereof) that sets forth the action so taken is signed by all of the directors entitled to vote with respect to the action taken. Such consent shall have the same force and effect as a unanimous vote of the directors or committee members and may be stated as such in any document. Unless the consent specifies a different effective date, action taken under this Section 12 is effective at the time the last director signs a writing describing the action taken, unless, before such time, any director has revoked his consent by a writing signed by the director and received by the president or secretary of the corporation.

       Section 13. Telephonic Meetings. The board of directors may permit any director (or any member of a committee designated by the board) to participate in a regular or special meeting of the board of directors or a committee thereof through the use of any means of communication by which all directors participating in the meeting can hear each other during the meeting. A director participating in a meeting in this manner is deemed to be present in person at the meeting.

       Section 14. Standard of Care. A director shall perform his duties as a director, including, without limitation his duties as a member of any committee of the board, in good faith, in a manner he reasonably believes to be in the best interests of the corporation, and with the care an ordinarily prudent person in a like position would exercise under similar circumstances. In performing his duties, a director shall be entitled to rely on information, opinions, reports or statements, including financial statements and other financial data, in each case prepared or presented by the persons herein designated. However, he shall not be considered to be acting in good faith if he has knowledge concerning the matter in question that would cause such reliance to be unwarranted. A director shall not be liable to the corporation or its shareholders for any action he takes or omits to take as a director if, in connection with such action or omission, he performs his duties in compliance with this
Section 14.

       The designated persons on whom a director is entitled to rely are
(i) one or more officers or employees of the corporation whom the director reasonably believes to be reliable and competent in the matters presented, (ii) legal counsel, public accountant, or other person as to matters which the director reasonably believes to be within such person's professional or expert competence, or (iii) a committee of the board of directors on which the director does not serve if the director reasonably believes the committee merits confidence.


                               ARTICLE IV
                           Officers and Agents

       Section 1. General. The officers of the corporation shall be a president, one or more vice presidents, a secretary and a treasurer, each of whom shall be a natural person eighteen years of age or older. The board of directors or an officer or officers authorized by the board may appoint such other officers, assistant officers, committees and agents, including a chairman of the board, assistant secretaries and assistant treasurers, as they may consider necessary. The board of directors or the officer or officers authorized by the board shall from time to time determine the procedure for the appointment of officers, their term of office, their authority and duties and their compensation. One person may hold more than one office. In all cases where the duties of any officer, agent or employee are not prescribed by the bylaws, or by the board of directors, such officer, agent or employee shall follow the orders and instructions of the president of the corporation.

       Section 2. Appointment and Term of Office. The officers of the corporation shall be appointed by the board of directors at each annual meeting of the board held after each annual meeting of the shareholders. If the appointment of officers is not made at such meeting or if an officer or officers are to be appointed by another officer or officers of the corporation, such appointment shall be made as soon thereafter as conveniently may be. Each officer shall hold office until the first of the following occurs: his successor shall have been duly appointed and qualified, his death, his resignation, or his removal in the manner provided in Section 3.

       Section 3. Resignation and Removal. An officer may resign at any time by giving written notice of resignation to the corporation. The resignation is effective when the notice is received by the corporation unless the notice specifies a later effective date.

       Any officer or agent may be removed at any time with or without cause by the board of directors or an officer or officers authorized by the board. Such removal does not affect the contract rights, if any, of the corporation or of the person so removed. The appointment of an officer or agent shall not in itself create contract rights.

       Section 4. Vacancies. A vacancy in any office, however occurring, may be filled by the board of directors, or by the officer or officers authorized by the board, for the unexpired portion of the officer's term. If an officer resigns and his resignation is made effective at a later date, the board of directors, or officer or officers authorized by the board, may permit the officer to remain in office until the effective date and may fill the pending vacancy before the effective date if the board of directors or officer or officers authorized by the board provide that the successor shall not take office until the effective date.
In the alternative, the board of directors, or officer or officers authorized by the board of directors, may remove the officer at any time before the effective date and may fill the resulting vacancy.

       Section 5. President. Subject to the direction and supervision of the board of directors, the president shall be the chief executive officer of the corporation, and shall have general and active control of its affairs and business and general supervision of its officers, agents and employees. Unless otherwise directed by the board of directors, the president shall attend in person or by substitute appointed by him, or shall execute on behalf of the corporation written instruments appointing a proxy or proxies to represent the corporation, at all meetings of the stockholders of any other corporation in which the corporation holds any stock. On behalf of the corporation, the president may in person or by substitute or by proxy execute written waivers of notice and consents with respect to any such meetings. At all such meetings and otherwise, the president, in person or by substitute or proxy, may vote the stock held by the corporation, execute written consents and other instruments with respect to such stock, and exercise any and all rights and powers incident to the ownership or said stock, subject to the instructions, if any, of the board of directors. The president shall have custody of the treasurer's bond, if any.

       Section 6. Vice Presidents. The vice presidents shall assist the president and shall perform such duties as may be assigned to them by the president or by the board of directors. In the absence of the president, the vice president, if any (or, if more than one, the vice presidents in the order designated by the board of directors, or if the board makes no such designation, then the vice president designated by the president, or if neither the board nor the president makes any such designation, the senior vice president as determined by first election to that office), shall have the powers and perform the duties of the president.

       Section 7. Secretary. The secretary shall (i) prepare and maintain as permanent records the minutes of the proceedings of the shareholders and the board of directors, a record of all actions taken by the shareholders or board of directors without a meeting, a record of all actions taken by a committee of the board of directors in place of the board of directors on behalf of the corporation, and a record of all waivers of notice of meetings of shareholders and of the board of directors or any committee thereof, (ii) see that all notices are duly given in accordance with the provisions of these bylaws and as required by law, (iii) serve as custodian of the corporate records and of the seal of the corporation and affix the seal to all documents when authorized by the board of directors, (iv) keep at the corporation's registered office or principal place of business a record containing the names and addresses of all shareholders in a form that permits preparation of a list of shareholders arranged by voting group and by class or series of shares within each group, that is alphabetical within each class or series and that shows the address of, and the number of shares of each class or series held by each shareholder, unless such a record shall be kept at the office of the corporation's transfer agent or registrar, (v) maintain at the corporation's principal office the originals or copies of the corporation's articles of incorporation, bylaws, minutes of all shareholders' meetings and records of all action taken by shareholders without a meeting for the past three years, all written communications within the past three years to shareholders as a group or to the holders of any class or series of shares as a group, a list of the name and business addresses of the current directors and officers, a copy of the corporation's most recent corporate report filed with the Secretary of State, and financial statements showing in reasonable detail the corporation's assets and liabilities and results of operations for the last three years, (vi) have general charge of the stock transfer books of the corporation, unless the corporation has a transfer agent, (vii) authenticate records of the corporation, and (vii) in general, perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the board of directors. Assistant secretaries, if any, shall have the same duties and powers subject to supervision by the secretary. The directors and/or shareholders may however respectively designate a person other than the secretary or assistant secretary to keep the minutes of their respective meetings.

       Any books, records, or minutes of the corporation may be in written form or in any form capable of being converted into written form within a reasonable time.

       Section 8. Treasurer. The treasurer shall be the principal financial officer of the corporation, shall have the care and custody of all funds, securities, evidences of indebtedness and other personal property of the corporation and shall deposit the same in accordance with the instructions of the board of directors. He shall receive and give receipts and acquittances for money paid in on account of the corporation, and shall pay out of the corporation's funds on hand all bills, payrolls and other just debts of the corporation of whatever nature upon maturity. He shall perform all other duties incident to the office of the treasurer and, upon request of the board, shall make such reports to it as may be required at any time. He shall, if required by the board, give the corporation a bond in such sums and with such sureties as shall be satisfactory to the board, conditioned upon the faithful performance of his duties and for the restoration to the corporation of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation. He shall have such other powers and perform such other duties as may from time to time be prescribed by the board of directors or the president. The assistant treasurers, if any, shall have the same powers and duties, subject to the supervision of the treasurer.

       The treasurer shall also be the principal accounting officer of the corporation. He shall prescribe and maintain the methods and systems of accounting to be followed, keep complete books and records of account as required by the Colorado Business Corporation Act, prepare and file all local, state and federal tax returns, prescribe and maintain an adequate system of internal audit and prepare and furnish to the president and the board of directors statements of account showing the financial position of the corporation and the results of its operations.


                                ARTICLE V
                                  Stock

       Section 1. Certificates. The board of directors shall be authorized to issue any of its classes of shares with or without certificates. The fact that the shares are not represented by certificates shall have no effect on the rights and obligations of shareholders. If the shares are represented by certificates, such shares shall be represented by consecutively numbered certificates signed, either manually or by facsimile, in the name of the corporation by one or more persons designated by the board of directors. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, such certificate may nonetheless be issued by the corporation with the same effect as if he were such officer at the date of its issue. Certificates of stock shall be in such form and shall contain such information consistent with law as shall be prescribed by the board of directors. If shares are not represented by certificates, within a reasonable time following the issue or transfer of such shares, the corporation shall send the shareholder a complete written statement of all of the information required to be provided to holders of uncertificated shares by the Colorado Business Corporation Act.

       Section 2. Consideration for Shares. Certificated or uncertificated shares shall not be issued until the shares represented thereby are fully paid. The board of directors may authorize the issuance of shares for consideration consisting of any tangible or intangible property or benefit to the corporation, including cash, promissory notes, services performed or other securities of the corporation. Future services shall not constitute payment or partial payment for shares of the corporation. The promissory note of a subscriber or an affiliate of a subscriber shall not constitute payment or partial payment for shares of the corporation unless the note is negotiable and is secured by collateral, other than the shares being purchased, having a fair market value at least equal to the principal amount of the note. For purposes of this Section 2, "promissory note" means a negotiable instrument on which there is an obligation to pay independent of collateral and does not include a non-recourse note.

       Section 3. Lost Certificates. In case of the alleged loss, destruction or mutilation of a certificate of stock, the board of directors may direct the issuance of a new certificate in lieu thereof upon such terms and conditions in conformity with law as the board may prescribe.
The board of directors may in its discretion require an affidavit of lost certificate and/or a bond in such form and amount and with such surety as it may determine before issuing a new certificate.

       Section 4. Transfer of Shares. Upon surrender to the corporation or to a transfer agent of the corporation of a certificate of stock duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and receipt of such documentary stamps as may be required by law and evidence of compliance with all applicable securities laws and other restrictions, the corporation shall issue a new certificate to the person entitled thereto, and cancel the old certificate. Every such transfer of stock shall be entered on the stock books of the corporation which shall be kept at its principal office or by the person and at the place designated by the board of directors.

       Except as otherwise expressly provided in Article II, Sections 7 and 11, and except for the assertion of dissenters' rights to the extent provided in Article 113 of the Colorado Business Corporation Act, the corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes, and the corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any person other than the registered holder, including without limitation any purchaser, assignee or transferee of such shares or rights deriving from such shares, unless and until such other person becomes the registered holder of such shares, whether or not the corporation shall have either actual or constructive notice of the claimed interest of such other person.

       Section 5.     Transfer Agent, Registrars and Paying Agents.
The board may at its discretion appoint one or more transfer agents, registrars and agents for making payment upon any class of stock, bond, debenture or other security of the corporation. Such agents and registrars may be located either within or outside Colorado. They shall have such rights and duties and shall be entitled to such compensation as may be agreed.


                               ARTICLE VI
                   Indemnification of Certain Persons

       Section 1. Indemnification. For purposes of Article VI, a "Proper Person" means any person who was or is a party or is threatened to be made a party to any threatened, pending, or complete action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, by reason of the fact that he is or was a director, officer, employee, fiduciary or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary or agent of any foreign or domestic profit or nonprofit corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company, or other enterprise or employee benefit plan. The corporation shall indemnify any Proper Person against reasonably incurred expenses (including any attorneys' fees), judgments, penalties, fines (including any excise tax assessed with respect to an employee benefit plan) and amounts paid in settlement reasonably incurred by him in connection with such action, suit or proceeding if it is determined by the groups set forth in Section 4 of this Article that he conducted himself in good faith and that he reasonably believed (i) in the case of conduct in his official capacity with the corporation, that his conduct was in the corporation's best interests, or (ii) in all other cases (except criminal cases), that his conduct was at least not opposed to the corporation's best interests, or (iii) in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful. A Proper Person will be deemed to be acting in his official capacity while acting as a director, officer, employee or agent on behalf of this corporation and not while acting on this corporation's behalf for some other entity.

       No indemnification shall be made under this Article VI to a Proper Person with respect to any claim, issue or matter in connection with a proceeding by or in the right of a corporation in which the Proper Person was adjudged liable to the corporation or in connection with any proceeding charging that the Proper Person derived an improper personal benefit, whether or not involving action in an official capacity, in which he was adjudged liable on the basis that he derived an improper personal benefit. Further, indemnification under this Section in connection with a proceeding brought by or in the right of the corporation shall be limited to reasonable expenses, including attorneys' fees, incurred in connection with the proceeding.

       Section 2. Right to Indemnification. The corporation shall indemnify any Proper Person who was wholly successful, on the merits or otherwise, in defense of any action, suit, or proceeding as to which he was entitled to indemnification under Section 1 of this Article VI against expenses (including attorneys' fees) reasonably incurred by him in connection with the proceeding without the necessity of any action by the corporation other than the determination in good faith that the defense has been wholly successful.

       Section 3. Effect of Termination of Action. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself create a presumption that the person seeking indemnification did not meet the standards of conduct described in Section 1 of this Article
VI. Entry of a judgment by consent as part of a settlement shall not be deemed an adjudication of liability, as described in Section 2 of this
Article VI.

       Section 4. Groups Authorized to Make Indemnification Determination. Except where there is a right to indemnification as set forth in Sections 1 or 2 of this Article or where indemnification is ordered by a court in Section 5, any indemnification shall be made by the corporation only as authorized in the specific case upon a determination by a proper group that indemnification of the Proper
Person is permissible under the circumstances because he has met the applicable standards of conduct set forth in Section 1 of this Article. This determination shall be made by the board of directors by a majority vote of those present at a meeting at which a quorum is present, which quorum shall consist of directors not parties to the proceeding ("Quorum"). If a Quorum cannot be obtained, the determination shall be made by a majority vote of a committee of the board of directors designated by the board, which committee shall consist of two or more directors not parties to the proceeding, except that directors who are parties to the proceeding may participate in the designation of directors for the committee. If a Quorum of the board of directors cannot be obtained and the committee cannot be established, or even if a Quorum is obtained or the committee is designated and a majority of the directors constituting such Quorum or committee so directs, the determination shall be made by (i) independent legal counsel selected by a vote of the board of directors or the committee in the manner specified in this
Section 4, or, if a Quorum of the full board of directors cannot be obtained and a committee cannot be established, by independent legal counsel selected by a majority vote of the full board (including directors who are parties to the action) or (ii) a vote of the shareholders.

       Section 5.     Court-Ordered Indemnification.  Any Proper
Person may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction for mandatory indemnification under Section 2 of this Article, including indemnification for reasonable expenses incurred to obtain court-ordered indemnification. If the court determines that such Proper Person is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not he met the standards of conduct set forth in Section 1 of this Article or was adjudged liable in the proceeding, the court may order such indemnification as the court deems proper except that if the Proper Person has been adjudged liable, indemnification shall be limited to reasonable expenses incurred in connection with the proceeding and reasonable expenses incurred to obtain court-ordered indemnification.

       Section 6.     Advance of Expenses.  Reasonable expenses
(including attorneys' fees) incurred in defending an action, suit or proceeding as described in Section 1 may be paid by the corporation to any Proper Person in advance of the final disposition of such action, suit or proceeding upon receipt of (i) a written affirmation of such Proper Person's good faith belief that he has met the standards of conduct prescribed by Section 1 of this Article VI, (ii) a written undertaking, executed personally or on the Proper Person's behalf, to repay such advances if it is ultimately determined that he did not meet the prescribed standards of conduct (the undertaking shall be an unlimited general obligation of the Proper Person but need not be secured and may be accepted without reference to financial ability to make repayment), and (iii) a determination is made by the proper group (as described in Section 3 of this Article VI) that the facts as then known to the group would not preclude indemnification. Determination and authorization of payments shall be made in the same manner specified in Section 4 of this
Article VI.

       Section 7. Witness Expenses. The sections of this Article VI do not limit the corporation's authority to pay or reimburse expenses incurred by a director in connection with an appearance as a witness in a proceeding at a time when he has not been a named defendant or respondent in the proceeding.

       Section 8. Report to Shareholders. Any indemnification of or advance of expenses to a director in accordance with this Article VI, if arising out of a proceeding by or on behalf of the corporation, shall be reported in writing to the shareholders with or before the notice of the next shareholders' meeting. If the next shareholder action is taken without a meeting at the instigation of the board of directors, such notice shall be given to the shareholders at or before the time the first shareholder signs a writing consenting to such action.


                               ARTICLE VII
                         Provision of Insurance

       By action of the board of directors, notwithstanding any interest of the directors in the action, the corporation may purchase and maintain insurance, in such scope and amounts as the board of directors deems appropriate on behalf of any person who is or was a director, officer, employee, fiduciary or agent of the corporation, or who, while a director, officer, employee, fiduciary or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary or agent of any other foreign or domestic corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company or other enterprise or employee benefit plan, against any liability asserted against, or incurred by, him in that capacity arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of Article VI or applicable law. Any such insurance may be procured from any insurance company designated by the board of directors of the corporation, whether such insurance company is formed under the laws of Colorado or any other jurisdiction of the United States or elsewhere, including any insurance company in which the corporation has an equity interest or any other interest, through stock ownership or otherwise.


                              ARTICLE VIII
                              Miscellaneous

       Section 1. Seal. The corporate seal of the corporation shall be circular in form and shall contain the name of the corporation and the words, "Seal, Colorado."

       Section 2. Fiscal Year. The fiscal year of the corporation shall be as established by the board of directors.

       Section 3. Amendments. The board of directors shall have power, to the maximum extent permitted by the Colorado Business Corporation Act, to make, amend and repeal the bylaws of the corporation at any regular or special meeting of the board unless the shareholders, in making, amending or repealing a particular bylaw, expressly provide that the directors may not amend or repeal such bylaw. The shareholders also shall have the power to make, amend or repeal the bylaws of the corporation at any annual meeting or at any special meeting called for that purpose.

       Section 4. Gender. The masculine gender is used in these bylaws as a matter of convenience only and shall be interpreted to include the feminine and neuter genders as the circumstances indicate.

       Section 5. Conflicts. In the event of any irreconcilable conflict between these bylaws and either the corporation's articles of incorporation or applicable law, the latter shall control.

       Section 6. Definitions. Except as otherwise specifically provided in these bylaws, all terms used in these bylaws shall have the same definition as in the Colorado Business Corporation Act.


       THE FOREGOING BYLAWS, consisting of eighteen (18) pages, including this page, constitute the bylaws of Global Capital Access Corporation adopted by the board of directors of the corporation as of January 19, 1995.

/s/
Secretary
EXHIBIT 4.1 - WARRANT AGENT AGREEMENT


       AGREEMENT, dated this 1st day of January, 1997, between Controlled Environment Aquaculture Technology, Inc., a Colorado corporation (the "Company"), and U.S. Stock Transfer, Inc., as warrant agent (the "Warrant Agent").

                          W I T N E S S E T H:

       WHEREAS, the Company has issued 1,875,000 Class A
Common Stock Purchase Warrants ("Class A Warrants"), each such warrant to purchase one (1) share of the Company's Common Stock, no par value per share (the "Common Stock"), and all such Class A
Warrants are hereinafter collectively referred to as the "Warrants;" and

       WHEREAS, each Warrant entitles the registered holder to purchase one (1) share of Common Stock; and

       WHEREAS, the Company desires to provide for the issuance of certificates representing the Warrants; and

       WHEREAS, the Company desires the Warrant Agent to act on behalf of the Company, and the Warrant Agent is willing so to act, in connection with the issuance, registration, transfer and exchange of certificates representing the Warrants and the exercise of the Warrants;

       NOW, THEREFORE, in consideration of the premises and the mutual agreements hereinafter set forth, and for the purpose of defining the terms and provisions of the Warrants and the certificates representing the Warrants and the respective rights and obligations thereunder of the Company, the holders of certificates representing the Warrants, and the Warrant Agent, the parties hereto agree as follows:

       SECTION 1.     Definitions.

       For purposes of this Agreement, the terms listed below shall have the respective meanings set forth below in this Section, unless the context shall require otherwise.

       (a) "Common Stock" shall mean common stock of the Company, whether now or hereafter authorized, which has the right to participate in the distribution of earnings and assets of the Company without limit as to amount or percentage, which as authorized at the date hereof consists of 100,000,000 shares.

       (b)    "Warrant Expiration Date" shall mean 5 p.m. (Mountain
Time) on December 31, 2001, or if such a date shall, in the State of Colorado, be a holiday or a day on which banks are authorized to close, then 5 p.m. (Mountain Time) on the next following day which, in the State of Colorado, is not a holiday or a day on which banks are authorized to close. The Warrant Expiration Date may be extended from time to time for an indefinite period, by action of the Company, upon giving five (5) days prior notice to the Warrant Agent. Unless exercised during the Warrant Exercise Period, as defined below, the Warrants will thereafter automatically expire.

       (c)    "Warrant Exercise Period" shall mean from August 1,
1995, until the Warrant Expiration Date.

       (d) "Corporate Office" shall mean the office of the Warrant Agent (or its successor) at which at any particular time its principal business in Denver, Colorado, shall be administered, which office is located at the date hereof at 1745 Gardena Avenue, Glendale, California 91204.

       (e) "Exercise Date" shall mean the date a certificate representing a Warrant is surrendered for exercise.

       (f) "Purchase Price" shall mean $2.00 per share of Common Stock, unless such purchase price shall have been reduced as hereinafter provided. The Company may, in its sole discretion, reduce the Purchase Price upon five (5) days prior notice to the Warrant Agent. Subject to the provisions of Sections 4 and 5 and the other conditions set forth in this Agreement, each Warrant is exercisable for one (1) share of Common Stock upon payment of the Purchase Price at any time during the Warrant Exercise Period.

       (g) "Registered Holder" shall mean the person in whose name any certificate representing Warrants shall be registered on the books maintained by the Warrant Agent pursuant to Section 7.

       (h) "Subsidiary" or "Subsidiaries" shall mean any corporation or corporations, as the case may be, of which stock having ordinary power to elect a majority of the Board of Directors of such corporation (regardless of whether at the time stock of any other class or classes of such corporation shall have or may have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned by the Company or by one or more subsidiaries, or by the Company and one or more Subsidiaries.

       (i) "Transfer Agent" shall mean U.S. Stock Transfer, Inc., Glendale, California, or its authorized successor.

       (j)    "Warrant Certificate" shall mean a certificate representing
Warrants.


       SECTION 2. Warrants and Issuance of Warrant Certificates; Stop-Transfer Order.

       (a) Each Warrant shall entitle the Registered Holder of the Warrant Certificate representing such Warrant to purchase one share of Common Stock upon the exercise thereof. Until the Company shall have consummated a business combination that does not result in the cancellation of the Warrants pursuant to Section 5(a), the Warrants (i) shall be subject to a stop-transfer order, and (ii) may not be transferred on the books and records of the Company. Unless the Warrants shall have been cancelled pursuant to Section 5(a), the Warrants shall become freely transferable upon the consummation of a business combination by the Company.

       (b) Upon execution of this Agreement, Warrant Certificates representing up to an aggregate of 1,875,000 Class A Warrants to purchase an aggregate of 1,875,000 shares of Common Stock shall be executed by the Company and delivered to the Warrant Agent and, after the corresponding certificates for Warrants shall have been duly countersigned by the Transfer Agent of the Company's Common Stock, shall be countersigned, issued and delivered by the Warrant Agent upon written order of the Company signed by its Chief Executive Officer, President, or a Vice President and its Treasurer or an Assistant Treasurer or its Secretary or Assistant Secretary.

       (c) From time to time, up to the Warrant Expiration Date, plus such additional time as may reasonably be required to perform, accomplish and complete necessary administrative functions connected with the exercise of the Warrants, the Transfer Agent shall countersign and deliver stock certificates representing up to an aggregate of 1,875,000 shares of Common Stock upon the exercise of the Class A Warrants pursuant to the terms of this Agreement.

       (d) From time to time, up to the Warrant Expiration Date, the Warrant Agent shall countersign and deliver Warrant Certificates in required whole number denominations to the persons entitled thereto in connection with any transfer or exchange permitted under this Agreement. Except as provided in Section 8 hereof, no Warrant
Certificates shall be issued except (i) Warrant Certificates initially issued hereunder, (ii) Warrant Certificates issued upon the exercise of any Warrants, to evidence the unexercised Warrants held by the exercising Registered Holder, and (iii) Warrant Certificates issued upon any transfer or exchange of Warrants.

       SECTION 3.     Form and Execution of Warrant Certificates.

       The Warrant Certificate shall be substantially in the form annexed hereto as Exhibit A (the provisions of which are incorporated herein by this reference) and may have such letters, numbers or other marks of identification or designation and such legends, summaries or endorsements printed, lithographed or engraved thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Class A Warrants may be listed, or to conform to usage. The Warrant Certificates shall be dated the date of issuance thereof (whether upon initial issuance, transfer, exchange or in lieu of mutilated, lost, stolen or destroyed Warrant Certificates). Class A Warrants shall be numbered serially with the letters W-A, or other similar designation, on Class A Warrants of all denominations.

       Warrant Certificates shall be executed on behalf of the Company by its Chief Executive Officer, President or any Vice President and its Treasurer or an Assistant Treasurer or its Secretary or an Assistant Secretary, by manual signatures or by facsimile signatures printed thereon, and shall have imprinted thereon a facsimile of the Company's seal. Warrant Certificates shall be manually countersigned by the Warrant Agent and shall not be valid for any purpose unless so countersigned. In case any officer of the Company who shall have signed any of the Warrant Certificates shall cease to be such officer of the Company before the date of issuance of the Warrant Certificates or before countersignature by the Warrant Agent and issue and delivery thereof, such Warrant Certificates, nevertheless, may be countersigned by the Warrant Agent, issued and delivered with the same force and effect as though the person who signed such Warrant Certificates had not ceased to be such officer of the Company.

       SECTION 4.     Exercise of Warrants.

       Subject to (i) the provisions of Section 5 and the other conditions set forth in this Agreement, (ii) the current prospectus requirements of the Securities Act of 1933, as amended, and (iii) any additional conditions set forth in the applicable Warrant Certificate, each Warrant represented by a Warrant Certificate may be exercised during the applicable Warrant Exercise Period upon the terms set forth herein and in the applicable Warrant Certificate. A Warrant shall be deemed to have been exercised immediately prior to the close of business on the applicable Exercise Date, provided that the Warrant Certificate representing such Warrant, with the appropriate exercise form thereon duly executed by the Registered Holder thereof or his or her attorney duly authorized in writing, together with payment in cash, or by official bank or certified check made payable to the Company, of an amount equal to the applicable Purchase Price has been timely received by the Warrant Agent. Payment must be made in United States funds. The person entitled to receive the securities deliverable upon such exercise shall be treated, for all purposes, as the holder of such securities as of the close of business on the Exercise Date. The Company shall not be obligated to issue any fractional share interests or fractional warrant interests upon the exercise of any Warrant or Warrants. As soon as practicable on or after the Exercise Date, and in any event within thirty
(30) days after such date, if a Warrant has been exercised, the Warrant Agent, on behalf of the Company, shall cause to be issued to the person or persons entitled to receive the same, a Common Stock certificate or certificates for the shares of Common Stock, and the Warrant Agent shall deliver the same to the person or persons entitled thereto. No adjustment shall be made in respect of dividends on any shares delivered upon exercise of any Warrant. Upon the exercise of any Warrants, the Warrant Agent shall promptly notify the Company in writing of such fact and of the number of securities delivered upon such exercise and shall cause all payments of an amount in cash or check made payable to the order of the Company, equal to the Purchase Price, to be deposited promptly into the Company's bank account.

       Notwithstanding the other provisions hereof, no Warrants may be exercised unless the Company maintains a current registration statement with the U.S. Securities and Exchange Commission ("Registration Statement") in effect during the exercise period of the Warrants. The Company will use its best efforts to file a Registration Statement, and to keep the information on the Company therein current during the period during which the Warrants may be exercised. The Company will have no obligation, however, to file or to keep the Registration Statement current for Common Stock to be issued pursuant to a class of Warrants when the market bid price for the Company's Common Stock is below the exercise price of such class of Warrants, or when there is no current public market for the Company's Common Stock.

       SECTION 5.     Cancellation of Warrants.  Anything in this
Agreement or in the applicable Warrant Certificate to the contrary notwithstanding, the Warrants shall be subject to cancellation by the Company as follows:

       (a)    Subject to the limitations set forth below in this Subsection
(a), all, but not less than all, of the Warrants may be cancelled by the Company at any time prior to the declaration by the Securities and Exchange Commission of the effectiveness of a Registration Statement under which the Common Stock shall have been registered without prior written notice to the registered holders of the Warrants and without any right on the part of the holders of the Warrants to exercise their purchase rights prior to the cancellation date. Upon cancellation, the Warrantholder will forfeit his right to purchase the Common Stock underlying the Warrants. Because the Warrants may be exercised only so long as the Company meets the current prospectus requirements of the Securities Act of 1933, as amended, a cancellation of the Warrants pursuant to this Subsection (a) will mean that the Warrantholder shall never have received an opportunity to exercise the Warrants following the acquisition of a business opportunity by the Company. The
Company's right to cancel the Warrants in accordance with this Subsection (a) may be exercised, however, only in the event that management of a business opportunity that is the target of a business combination with the Company shall have required, in writing, that the cancellation of the Warrants shall be a condition precedent to the consummation of the business combination between the Company and the target company. The cancellation is to become effective only upon the closing of such a business combination. Should the contemplated business combination fail to close, the cancellation shall be void and the exercisability of the Warrants covered by the cancellation shall not be affected. The failure of one or more business combinations to close shall not, however, impair the Company's right to cancel Warrants under this Subsection (a) if the Company enters into arrangements for a subsequent business combination featuring the warrant-cancellation condition described in this Subsection (a). To the extent that the management of a business opportunity that consummates a business combination with the Company does not require cancellation of Warrants as a condition of closing, the right of the Company to cancel Warrants under this Subsection (a) shall be extinguished.

       (b) In addition to the cancellation mechanism described in Subsection (a), above, all or any number of the Warrants can be cancelled by the Company at any time during their exercise term upon a minimum of thirty (30) days prior written notice mailed to the registered holders of the Warrants to exercise their purchase rights between the date of any notice of cancellation up to and including the cancellation date given by the company. The notice period may be extended, at the discretion of the Company, upon giving subsequent notice to the Warrant Agent and to registered holders of the Warrants. Any holder who does not exercise his Warrants prior to the date set for cancellation will forfeit his right to purchase the Common Stock underlying the Warrants.

       SECTION 6.     Reservation of Shares; Listing; Payment of Taxes;
etc.

       The Company covenants that it will at all times reserve and keep available out of its authorized Common Stock, solely for the purpose of issue upon exercise of Warrants, such number of shares of Common
Stock as shall then be issuable upon the exercise of all outstanding Warrants. The Company covenants that all shares of Common Stock which shall be issuable upon exercise of Warrants shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof, and that upon issuance, such shares shall be listed on each national securities exchange, if any, on which the other shares of outstanding Common Stock of the Company are then listed.

       If any securities to be reserved for the purpose of exercise of Warrants hereunder require registration with or approval of any governmental authority under any federal or state law, before such securities may be validly issued or delivered upon such exercise, then the Company covenants that it will, in good faith and as expeditiously as possible, endeavor to secure such registration or approval, as the case may be, provided, however, that the Company need not endeavor to seek such registration or approval in a state in which the Warrants were not sold by the Company pursuant to the Registration Statement unless an exemption from registration under such state's laws is available or such registration or approval may be obtained with reasonable efforts and expenses, and provided further, that Warrants may not be exercised by, or shares of Common Stock issued to, any Registered Holder in any state in which such exercise would be unlawful.

       The Company shall pay all documentary, stamp or similar taxes and other governmental charges that may be imposed with respect to the issuance of Warrants, or the issuance or delivery of any shares upon exercise of the said Warrants; provided, however, that if shares of Common Stock are to be delivered in a name other than the name of the Registered Holder of the Warrant Certificate representing any Warrant being exercised, then no such delivery shall be made unless the person requesting the same has paid to the Warrant Agent the amount of transfer taxes or charges incident thereto, if any.

       The Warrant Agent, unless it is already acting as such, is hereby irrevocably authorized to requisition the Transfer Agent from time to time for certificates representing shares of Common Stock required upon exercise of the Warrants, and the Company will authorize the Transfer Agent to comply with all such requisitions. The Company will file with the Warrant Agent a statement setting forth the name and address of the Transfer Agent for shares of Common Stock or other capital stock issuable upon exercise of the Warrants and of each successor Transfer Agent.

       SECTION 7.     Exchange and Registration of Transfer.

       Warrant Certificates may be exchanged for other Warrant Certificates representing an equal aggregate number of Warrants or may be transferred in whole or in part. Warrant Certificates to be so exchanged shall be surrendered to the Warrant Agent at its Corporate Office, accompanied by an Assignment, when necessary, and the Company shall execute and the Warrant Agent shall countersign, issue and deliver in exchange therefor, the Warrant Certificate or Certificates which the Registered Holder making the exchange shall be entitled to receive.

       The Warrant Agent shall keep at such office, books in which, subject to such reasonable regulations as it may prescribe, it shall register Warrant Certificates and the transfer thereof. Upon due presentment for registration of transfer of any Warrant Certificate at such office, the Company shall execute and the Warrant Agent shall issue and deliver to the transferee or transferees a new Warrant Certificate or Certificates representing an equal aggregate number of Warrants.

       With respect to all Warrant Certificates presented for registration or transfer, or for exchange or exercise, the subscription form on the reverse thereof shall be duly endorsed, or be accompanied by a written instrument or instruments of transfer and subscription, in form satisfactory to the Company and the Warrant Agent, duly executed by the Registered Holder thereof or his or her attorney duly authorized in writing.

       A service charge shall be made for any exchange or registration or transfer of Warrant Certificates. In addition, the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection therewith.

       All Warrant Certificates so surrendered for exercise or for exchange in case of mutilated Warrant Certificates shall be promptly cancelled by the Warrant Agent and thereafter retained by the Warrant Agent until termination of the agency.

       Prior to due presentment for registration of transfer thereof, the Company and the Warrant Agent may deem and treat the Registered
Holder of any Warrant Certificate as the absolute owner thereof and of each Warrant represented thereby (notwithstanding any notations of ownership or writing thereon made by anyone other than the Company or the Warrant Agent) for all purposes and shall not be affected by any notice to the contrary.

       SECTION 8.     Loss or Mutilation.

       Upon receipt by the Company and the Warrant Agent of evidence satisfactory to them of the ownership of and the loss, theft, destruction or mutilation of any Warrant Certificate and (in the case of loss, theft or destruction) of indemnity satisfactory to them, and (in the case of mutilation) upon surrender and cancellation thereof, the Company shall execute and the Warrant Agent shall countersign and deliver in lieu thereof, a new Warrant Certificate representing an equal aggregate number of Warrants. Applicants for a substitute Warrant Certificate shall also comply with such other reasonable regulations and pay such other reasonable charges as the Warrant Agent may prescribe.

       SECTION 9.     Adjustment of Purchase Price and Number of
Shares Deliverable After a Recapitalization or Restructuring of the
Company.

       (a) After each adjustment of the Purchase Price, pursuant to this Section 9, the number of Common Stock purchasable upon the exercise of each Warrant shall be the number derived by dividing such adjusted Purchase Price into the original Purchase Price as defined in
Section 1(f). In addition to this Section 9, the Company's Board of Directors may, in its discretion, reduce the applicable purchase price upon the giving of five (5) days prior notice to the registered holders of the Warrants and to the Warrant Agent. Such reductions shall not be subject to the adjustment provisions of this Section 9.

       (b) The Purchase Price shall be subject to adjustment as set forth below:

       (i) In case the Company shall hereafter (A) pay a dividend or make a distribution on its Common Stock in shares of its capital stock (whether shares of Common Stock or of capital stock of any other class),
(B) subdivide its outstanding shares of Common Stock, (C) combine its outstanding shares of Common Stock into a smaller number or shares, or (D) issue by reclassification of its shares of Common Stock any shares of capital stock of the Company, the Purchase Price in effect immediately prior to such action shall be adjusted so that the Registered Holder of any Warrant thereafter exercised shall be entitled to receive the number of shares of capital stock of the Company which he or she would have owned immediately following such action had such Warrant been exercised immediately prior thereto.

       (ii) An adjustment made pursuant to this subsection shall become effective immediately after the record date in the case of a dividend and shall become effective immediately after the effective date in the case of a subdivision, combination, reclassification or issue. If, as a result of an adjustment made pursuant to this subsection, the Registered Holder of any Warrant thereafter exercised shall become entitled to receive shares of two or more classes of capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a statement filed with the Warrant Agent) shall determine the allocation of the adjusted Purchase Price between or among shares of such classes of capital stock.

       (iii) No adjustment in the Purchase Price shall be required to be made unless such adjustment would require an increase or decrease of at least $.01; provided, however, that any adjustments, which by reason of this subsection, are not required to be made, shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 9 shall be made to the earnest one-hundredth of a share, as the case may be, but in no event shall the Company be obligated to issue fractional shares upon the exercise of any Warrant.

       (iv) In the event that at any time as a result of an adjustment made pursuant to subsection (i) of this Section 9(b), the Registered Holder of any Warrant thereafter exercised shall become entitled to receive any shares of the Company other than shares of its Common
Stock, thereafter the Purchase price of such other shares so receivable upon exercise of any Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to Common Stock contained in subsections
(i) through (iii) of this Section 9(b).

       (c) In case of any reclassification or change of outstanding shares of Common Stock issuable upon exercise of the Warrants (other than a change in par value, or from par value to no par value, or from no par value to par value or as a result of a subdivision or combination), or in case of any consolidation or merger of the Company with or into another corporation (other than a merger with a Subsidiary in which merger the Company is the continuing corporation and which does not result in any reclassification or change of the then outstanding shares of Common Stock or other capital stock issuable upon exercise of the Warrants [other than a change in par value, or from par value to no par value, or from no par value to par value or as a result of a subdivision or combination]) or in case of any sale or conveyance to another corporation of the property of the Company as an entirety or substantially as an entirety, then, as a condition of such reclassification, change, consolidation, merger, sale or conveyance, the Company, or such successor or purchasing corporation, as the case may be, shall make lawful and adequate provision whereby the Registered Holder of each Warrant then outstanding shall have the right thereafter to receive on exercise of such Warrant, the kind and amount of securities and property receivable upon such reclassification, change, consolidation, merger, sale or conveyance by a Holder of the number of securities issuable upon exercise of such Warrant immediately prior to such reclassification, change, consolidation, merger, sale or conveyance and shall forthwith file at the Corporate Office of the Warrant Agent, a statement signed by its Chief Executive Officer, President or a Vice President and its Treasurer or an Assistant Treasurer or its Secretary or an Assistant Secretary evidencing such provisions. Such provisions shall include provision for adjustment which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 9(b). The above provisions of this Section 9(c) shall similarly apply to the successive reclassifications and changes of shares of Common Stock and to successive consolidations, mergers, sales or conveyances.

       (d) Before taking any action which would cause an adjustment reducing the Purchase Price below the then par value of the shares of Common Stock issuable upon exercise of the Warrants, the Company will take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable shares of such Common Stock at such adjusted Purchase Price.

       (i) Upon any adjustment of the Purchase Price required to be made pursuant to this Section 9, the Company within thirty (30) days thereafter shall (A) cause to be filed with the Warrant Agent a certificate of a firm of independent accountants setting forth the Purchase Price after such adjustment and setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based, which certificate shall be conclusive evidence of the correctness of such adjustment, and (B) cause to be mailed to each of the Registered Holders of Warrant Certificates written notice of such adjustment. Where appropriate, such notice may be given in advance and included as a part of the notice required to be mailed under the provisions of Subsection 9(d)(ii).

       (ii)   In case at any time:

       (A) The Company shall declare any dividend upon its Common Stock payable otherwise than in cash or in Common Stock of the Company; or

       (B) The Company shall offer for subscription to all the holders of its Common Stock, but not to the public generally, any additional shares of stock of any class or any other securities convertible into shares of stock or any rights to subscribe therefore; or

       (C) There shall be any capital reorganization or reclassification of the capital stock of the Company, or a sale of all or substantially all of the assets of the Company, or a consolidation or merger of the Company with another corporation (other than a merger with a Subsidiary in which merger the Company is the continuing corporation and which does not result in any reclassification or change of the then outstanding shares of Common Stock or other capital stock issuable upon exercise of the Warrants [other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of subdivision or combination]); or

       (D) There shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company;

then, in any one or more of said cases, the Company shall cause to be mailed to each of the Registered Holders of Warrants, at the earliest practicable time (and, in any event, not less than twenty (20) days before any record date or other date set for definitive action), written notice of the date on which the books of the Company shall close or a record shall be taken for such dividend, distribution or subscription rights or such reorganization, reclassification, sale, consolidation, merger, dissolution, liquidation or winding up shall taken place, as the case may be. Such notice shall also set forth such facts as shall indicate the effect of such action (to the extent that such effect may be known at the date of such notice) on the Purchase Price and the kind and amount of the shares of stock and other securities and property deliverable upon exercise of the Warrants. Such notice shall also specify the date as of which the holders of the Common Stock of record shall participate in said dividend, distribution or subscription rights or shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reorganization, reclassification, sale, consolidation, merger, dissolution, liquidation or winding up, as the case may be (on which date, in the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, the right to exercise the Warrants shall terminate).

       (iii) Without limiting the obligation of the Company to provide notice to the Registered Holders of corporation actions hereunder, it is agreed that failure of the Company to give notice shall not invalidate such corporation action of the Company.

       SECTION 10.           Concerning the Warrant Agent.

       The Warrant Agent acts hereunder as agent and in a ministerial capacity for the Company, and its duties shall be determined solely by the provisions hereof. The Warrant Agent shall not, by issuing and delivering Warrant Certificates or by any other act hereunder, be deemed to make any representations as to the validity or value or authorization of the Warrant Certificate or the Warrants represented thereby or of any securities or other property delivered upon exercise of any Warrant or whether any stock issued upon exercise of any Warrant is fully paid and nonassessable.

       The Warrant Agent shall not at any time (i) be liable for any recital or statement of fact contained herein or for any action taken, suffered or omitted by it in reliance on any Warrant Certificate or other document or instrument believed by it in good faith to be genuine and to have been signed or presented by the proper party or parties, (ii) be responsible for any failure on the part of the Company to comply with any of its covenants and obligations contained in this Agreement or in any Warrant Certificate, or (iii) be liable for any act or omissions in connection with this Agreement except for its own negligence or willful misconduct.

       The Warrant Agent may at any time consult with counsel for the Company and shall incur no liability or responsibility for any action taken, suffered or omitted by it in good faith in accordance with the option or advice of such counsel.

       Any notice, statement, instruction, request, direction, order or demand of the Company shall be sufficiently evidenced by an instrument signed by its Chief Executive Officer, President, a Vice President, its Treasurer, an Assistant Treasurer, its Secretary, or an Assistant Secretary (unless other evidence in respect thereof is herein specifically prescribed). The Warrant Agent shall not be liable for any action taken, suffered or omitted by it in accordance with such notice, statement, instruction, request, direction, order or demand.

       The Company agrees to pay the Warrant Agent reasonable compensation for its services hereunder and to reimburse it for its reasonable expenses hereunder; it further agrees to indemnify the Warrant Agent and save it harmless against any and all losses, expenses and liabilities, including judgments, costs and counsel fees, for anything done or omitted by the Warrant Agent in the execution of its duties and powers hereunder except losses, expenses and liabilities arising as a result of the Warrant Agent's negligence or willful misconduct.

       The Warrant Agent may resign its duties and be discharged from all further duties and liabilities hereunder (except liabilities arising as a result of the Warrant Agent's own negligence or willful misconduct), after giving thirty (30) days prior written notice to the Company. At least fifteen (15) days prior to the date, such resignation is to become effective, the Warrant Agent shall cause a copy of such notice of resignation to be mailed to the Registered Holder of each Warrant
Certificate at the Company's expense. Upon such resignation, the company shall appoint in writing, a new warrant agent. If the company shall fail to make such appointment within a period of thirty (30) days after it has been notified in writing of such resignation by the resigning Warrant Agent, then the Registered Holder of any Warrant Certificate may apply in any court of competent jurisdiction for the appointment of a new warrant agent. Any new warrant agent, whether appointed by the Company or by such a court, shall be a bank or trust company having a capital and surplus, as shown by its last published report of its stockholders, of not less than $1,000,000 or a stock transfer company doing business in the Denver, Colorado, metropolitan area. After acceptance in writing of such appointment by the new warrant agent is received by the Company, such new warrant agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named herein as the warrant agent, without any further assurance, conveyance, act or deed; but if for any reason it shall be necessary or expedient to execute and deliver any further assurance, conveyance, act or deed, the same shall be done at the expense of the Company and shall be legally and validly executed and delivered by the resigning Warrant Agent. Not later than the effective date of any such appointment, the Company shall file notice thereof with the resigning
Warrant Agent and shall forthwith cause a copy of such notice to be mailed to the Registered Holder of each Warrant Certificate.

       Any corporation into which the Warrant Agent or any new warrant agent may be converted or merged or any corporation resulting from any consolidation to which the Warrant Agent or any new warrant agent shall be a party or any corporation succeeding to the corporate trust business of the Warrant Agent shall be a successor warrant agent under this Agreement without any further act, provided that such corporation is eligible for appointment as successor to the Warrant Agent under the provisions of the preceding paragraph. Any such successor warrant agent shall promptly cause notice of its succession as warrant agent to be mailed to the Company and to the Registered Holder of each Warrant Certificate.

       The Warrant Agent, its subsidiaries and affiliates, and any of its or their officers or directors, may buy and hold or sell Warrants or other securities of the Company and otherwise deal with the Company in the same manner and to the same extent and with like effect as though it were not the Warrant Agent. Nothing herein shall preclude the Warrant Agent from acting in any capacity for the Company or for any other legal entity.

       The Warrant Agent and the Company may by supplemental agreement, make any changes or corrections in this Agreement (i) that they shall deem appropriate to cure any ambiguity or to correct any defective or inconsistent provision or manifest mistake or error herein contained; or (ii) that they may deem necessary or desirable and which shall not adversely affect the interests of the holders of Warrant Certificates; provided, however, that this Agreement shall not otherwise be modified, supplemented or altered in any respect except with the consent in writing of the Registered Holders of Warrant Certificates representing not less than 50% of the Warrants then outstanding; and provided, further, that no change in the number or nature of the securities purchasable upon the exercise of any Warrant, or an increase in the Purchase Price therefor, or the acceleration of the applicable Warrant Expiration Date, shall be made without the consent in writing of the Registered Holders of the Warrant Certificate representing such Warrant, other than such changes as are specifically prescribed by this Agreement as originally executed.

       SECTION 11.           Notices.

       All notices, requests, consents and other communications hereunder shall be in writing and shall be deemed to have been made when delivered or mailed, first-class postage prepaid, or delivered to a telegraph office for transmissions: if to the Registered Holder of the Warrant Certificate, at the address of such holder as shown on the registry books maintained by the Warrant Agent; if to the Company, at c/o Frascona, Joiner and Goodman, P.C., 4750 Table Mesa Drive,
Boulder, Colorado 80303, Attention: Gary S. Joiner, or at such other address as may have been furnished to the Warrant Agent in writing by the Company, in each case with a copy at the same time to Frascona, Joiner and Goodman, P.C., Attention: Gary S. Joiner, Esq., 4750 Table Mesa Drive, Boulder, Colorado 80303-5575; and, if to the Warrant
Agent, at the Corporate office.

       SECTION 12.           Governing law.

       This Agreement shall be governed by and construed in accordance with the laws of the State of Colorado.

       SECTION 13.           Binding Effect.

       This Agreement shall be binding upon and inure to the benefit of the Company, the Warrant Agent and their respective successors and assigns, and the Registered Holders from time to time of Warrant Certificates or any of them. Nothing in this Agreement is intended or shall be construed to confer upon any other person any right, remedy or claim or to impose upon any other person any duty, liability or obligation.

       SECTION 14.           Counterparts.

       This Agreement may be executed in several counterparts, which taken together shall constitute a single document.

       IN WITNESS WHEREOF, the parties hereto have cause this Agreement to be duly executed as of the date first above written.


CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY,
INC.

By: /s/ J.A. Garcia, Its President

U.S. STOCK TRANSFER CORPORATION, as Warrant Agent

By: /s/

EXHIBIT 4.2 - CLASS A WARRANT CERTIFICATE NO. W-A ____
___________ CLASS A WARRANTS

CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY,
INC.
(a Colorado corporation)

CLASS A WARRANT CERTIFICATE
For the Purchase of Common Stock
CUSIP 21239H 11 9

       THIS CERTIFIES THAT, for value received, _________________ ("Warrantholder"), is the registered owner of the above-stated number of Class A Warrants ("Class A Warrants") of
CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY,
INC., a Colorado corporation ("Company"), expiring on December 31,
2001, unless extended ("Expiration Date"). Subject to limitations as described below, each Class A Warrant entitles the Warrantholder to purchase one share of the common stock no par value ("Common Stock" or "Shares"), of the Company, at a purchase price of $2.00 per Share ("Exercise Price"), at any time beginning August 1, 1995 and until the Expiration Date, upon surrender of this Certificate with the exercise form on the reverse side hereof duly completed and executed, accompanied by payment of the Exercise Price, to U.S. Stock Transfer Corporation ("Warrant Agent"), 1745 Gardena Avenue, Glendale,
California 91204-2991. This Certificate and exercise of these Class A Warrants will be subject to the provisions of the Warrant Agent
Agreement dated to be effective as of January 1, 1997 ("Warrant Agreement"), between the Company and the Warrant Agent, to which provisions the Warrantholder agrees by acceptance of this Certificate.
The provisions of the Warrant Agreement and those set forth on this Certificate are fully incorporated by reference into this Certificate as if fully set forth herein.

       If all Class A Warrants represented by this Certificate shall not have been duly exercised on or before the Expiration Date, as it may be extended, the unexercised Class A Warrants shall expire and this Certificate shall become void. The Expiration Date may be extended from time to time for an indefinite period, or the Exercise Price may be reduced, at the discretion of the Company upon giving notice thereof to the Warrant Agent and giving subsequent notice thereof to holders of Class A Warrants then listed on its books.

       The Warrantholder may exercise all or any of the Class A
Warrants in the manner and during the period stated above, but only for an even number of Shares if less than all are exercised, upon due presentment of this Certificate to the Warrant Agent. The Exercise Price must be paid in lawful money of the United States of America, in cash or by personal check, bank check or certified check payable to the order of the Company. If fewer than all of the above number of Class A Warrants are exercised, the Warrant Agent shall execute and deliver to the Warrantholder a new Class A Warrant certificate of like tenor evidencing the number of Class A Warrants not exercised. Should any or all the Class A Warrants be assigned, then upon due presentment of this Certificate by the assignee to the Warrant Agent accompanied by payment of the sum of $10.00 per Class A Warrant certificate to be issued and of all transfer taxes and other governmental charges due, if any, the Warrant Agent shall transfer the Class A Warrants assigned on the transfer books and shall (subject to the Warrant Agreement) execute and deliver to the assignee a Class A Warrant certificate of like tenor representing the number of Class A Warrants assigned, and if less than all of the Class A Warrants are assigned, execute and deliver to the Warrantholder a Class A Warrant certificate of like tenor representing the number of Class A Warrants not assigned.

The Company has not undertaken to maintain a current registration statement in effect for the Common Stock at any time.

       These Class A Warrants shall not entitle the Warrantholder to any of the rights of stockholders or to any dividend declared upon the Common Stock unless the Warrantholder shall have exercised these Class A Warrants and purchased the Shares of Common Stock prior to the record date fixed by the Board of Directors of the Company for the determination of holders of Common Stock entitled to such dividend or other right. Holders of Class A Warrants are protected against dilution of their interests represented by the underlying shares of Common Stock upon the occurrence of stock dividends, stock splits or reclassifications of the Common Stock, as provided in the Warrant Agreement.

       This Certificate shall not be valid unless countersigned by the Warrant Agent.

       WITNESS the facsimile seal of the Company and the facsimile signature of its duly authorized officer.

Dated:  January 1, 1997


CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY,
INC.

/s/ J.A. Garcia, President

COUNTERSIGNED WARRANT AGENT:
U.S. STOCK TRANSFER CORPORATION
1745 Gardena Avenue
Glendale, California 91204

/s/ Gary S. Joiner, Secretary
Authorized Agent

EXHIBIT 21 - LIST OF SUBSIDIARIES

Name and State of                                  Name Under Which
Incorporation                                      Does Business

C.E.A. Tech HHGI Breeding                                 Same
Corp., a Hawaii corporation

CEA Tech Plantations, Inc.,                               Same
a Hawaii corporation

Hawaii High Health Seafood Corp.,                         Same
a Hawaii corporation

Sunkiss Shrimp Co., Ltd.,                                 Same
a Hawaii corporation<F1>

<F1>
The Company acquired all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd. on March 15, 1997 (subsequent to the end of its fiscal year) in a stock for stock exchange.