Form 10-K/A
period 1997-01-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1997-05-13
CIK 943941

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB/A

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

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __No__

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
2,017,000  (as of March 15, 1997)

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

The accompanying notes are an integral part of these statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

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

                              FORM 10-KSB/A

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

EXHIBIT 3.1 - ARTICLES OF INCORPORATION (as amended)

                        ARTICLES OF INCORPORATION

                                   OF

                   CONTROLLED ENVIRONMENT AQUACULTURE
TECHNOLOGY, INC.

       The undersigned, who, if a natural person, is eighteen years of age or older, hereby establishes a corporation pursuant to the Colorado Business Corporation Act as amended and adopts the following Articles of Incorporation:

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

       (5)    Conversion Privilege and Price.

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

       (6)    Conversion Procedure.

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

       (7)    Adjustments in Conversion Price

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

       For purposes of this subsection 7, insofar as the consideration received by the Corporation for the issuance of any Additional Shares of Common Stock consists of cash, it shall be computed at the aggregate amount of cash received by the Corporation. To the extent such consideration consists of property other than cash, it shall be computed at the fair market value thereof at the time of such issuance, as determined in good faith by the Board of Directors.

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

       (8)    Voting

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

       FOURTH:        The number of directors of the corporation shall
be fixed by the bylaws, or if the bylaws fail to fix such a number, then by resolution adopted from time to time by the board of directors, provided that the number of directors shall not be more than five (5) nor less than three (3). Five (5) directors shall constitute the initial board of directors. The following persons are elected to serve as the corporation's initial directors until the first annual meeting of shareholders or until their successors are duly elected and qualified:

Name                                Address

Gary S. Joiner                      4750 Table Mesa Drive
                                    Boulder, Colorado 80303

Grant W. Peck                       4555 Kingston Street
                                    Denver, Colorado 80239

Dean F. Sessions                    2040 W. 10th Avenue, Apt. E-301
                                    Broomfield, Colorado 80020


       FIFTH:         The street address of the initial registered office of
the corporation is 4750 Table Mesa Drive, Boulder, Colorado 80303.
The name of the initial registered agent of the corporation at such address is Gary S. Joiner.

       SIXTH:         The address of the initial principal office of the
corporation is 2040 W. 10th Avenue, Apt. E-301, Broomfield, Colorado
80020.

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

              (d) Limitation on Director's Liability. No director of this corporation shall have any personal liability for monetary damages to the corporation or its shareholders for breach of his fiduciary duty as a director, except that this provision shall not eliminate or limit the personal liability of a director to the corporation or its shareholders for monetary damages for: (i) any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a director in this circumstance shall be limited to the amount of the distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained herein will be construed to deprive any director of his right to all defenses ordinarily available to a director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

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

       EIGHTH:        The name and address of the incorporator is: Gary
S. Joiner, 4750 Table Mesa Drive, Boulder, Colorado 80303

DATED the 19th day of January, 1995.
/s/ Gary S. Joiner
Incorporator

Gary S. Joiner hereby consents to the appointment as the initial registered agent for Controlled Environmental Aquaculture Technology, Inc.

/s/ Gary S. Joiner
Initial Registered Agent

Dated: May 13, 1997.

CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY,
INC.

By: /s/ Gary S. Joiner
Secretary
EXHIBIT 3.2 - BYLAWS OF GLOBAL CAPITAL ACCESS
CORPORATION


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


       THE FOREGOING BYLAWS, consisting of eighteen (18) pages, including this page, constitute the bylaws of Controlled Aquaculture Environment Technology, Inc., adopted by the board of directors of the corporation as of January 19, 1995.

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