Form 10QSB
period 1997-04-30
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1997-06-16
CIK 943941

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1997.

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


CEA TECH USA, Inc.
7 Waterfront Plaza, Suite 400
500 Ala Moana Blvd.
Honolulu, HI                              96813
(Address of Principal Office)        Zip Code

Issuer's telephone number:   (808) 521-1801

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,017,000 shares of common stock outstanding as of April 30, 1997.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

Quarter Ended April 30, 1997
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries


Index to Consolidated Condensed Financial Statements


Consolidated Condensed Balance Sheet
Consolidated Condensed Statement of Operations
        and Accumulated Deficit
Consolidated Condensed Statement of Cash Flows
Notes to Consolidated Condensed Financial Statements
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEET
(unaudited)

                                        April 30,                January 31,
                                        1997                     1997
                                        (UNAUDITED)              (AUDITED)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              123,024                  581,000
  Prepaid expenses                           417
  Inventory                              326,904
    Total current assets                 450,345                  581,000

FIXED ASSETS:
  Fixed assets, cost                     392,813                   19,512
  Accumulated depreciation              (11,806)
    Total fixed assets                   381,007                   19,512


OTHER ASSETS                              54,452                   11,189
    Total assets                         885,804                  611,701

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 30,858
  Notes Payable to Shareholder            80,000                   80,000
  Advances from stockholder                5,000                   70,278
  Accrued liabilities                     45,438
    Total current liabilities            130,438                  181,136

STOCKHOLDERS' EQUITY
Preferred Stock - authorized,
 10,000,000 shares issued and
 outstanding 5,000 shares at
 stated value of $100 per share          500,000                  495,800
Common Stock, authorized,
 100,000,000 shares without par
 value, issued and outstanding,
 1,985,000 shares at stated
 value of $.005 per share                 10,085                    9,585

Additional paid-in capital               499,575                       75

Accumulated deficit during
 development stage                     (254,294)                 (74,895)
    Total stockholders' equity           755,366                  430,565

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   885,804                  611,701

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
AND ACCUMULATED DEFICIT FOR THE THREE MONTHS
ENDED APRIL 30, 1997 AND 1996
(unaudited)

                                                              Period from
                                                             Jan 19, 1995
                                 For the         For the      (inception)
                            period ended    period ended    through April
                                    1997            1996         30, 1997
REVENUES                           5,451                            5,451

COST AND EXPENSES
 Cost of Sales                     2,180                            2,180
 General and
   administrative
   expenses                      182,670           2,120          257,565

 Total expenses                  184,850           2,120          259,745

NET LOSS                         179,399           2,120          254,294

Accumulated deficit
 Beginning of period              74,895           9,555                0
 End of period                   254,294          11,675          254,294

Loss per common
 share                                 0.09          nil                0.14

Weighted number of
 shares outstanding            1,923,652       1,697,395        1,822,363
/TABLE

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996

                                                                 Period from
                                                                 Jan 19, 1995
                                 For the         For the         (inception)
                            period ended    period ended         through
                                    1997        1996             April 30, 1997

Increase (decrease) in cash:

Cash flows from operating activities:

 Net Loss                      (179,399)         (2,120)        (254,294)
 Adjustments to
  reconcile net loss to
  net cash used in
  operating activities:

CEA TECH
 Prepaid expenses                  (417)                            (417)
 Accounts Payable               (30,858)                                0
 Amortization                                         25              204
 Rent                                                150            1,075
 Accrued liabilities              39,032           1,915           39,032
 Stock issued for
  services                                                          1,238

ACQUIRED SUBSIDIARY (FROM MARCH 15, 1997)
 Depreciation                      3,286                            3,286
 Prepaid expenses                  6,166                            6,166
 Inventory                      (23,154)                         (23,154)
 Accounts payable                (3,820)                          (3,820)
 Accrued liabilities               6,406                            6,406

Net cash used in
 operating activities          (182,758)            (30)        (224,278)


Cash flows from investing activities:
 Purchase of
   equipment                    (21,614)                         (41,126)
 Organizational
   costs                        (43,263)                         (54,156)
Net cash used in
 investing activities           (64,877)                         (95,282)

Cash flows from financing activities:
 Proceeds from issuance of
  preferred stock                  4,200                          500,000
 Proceeds from issuance of
  common stock                                                      6,847
 Proceeds from notes payable
  to stockholders                                                  80,000
 Payment on advances to
  stockholders                  (65,278)                            5,000
 Advances to subsidiary
  prior to merger              (151,112)                        (151,112)
Net cash used in
 financing activities          (212,190)                          440,735

Net increase (decrease)
 in cash and cash
 equivalents                   (459,825)            (30)          121,175

Cash and cash equivalents,
 beginning of period             582,849             468            1,849

Cash and cash equivalents,
 end of period                   123,024             438          123,024

Supplemental Disclosure:

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS  - APRIL 30, 1997

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

2. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Controlled Environment Aquaculture Technology, Inc. and its wholly-owned subsidiaries, C.E.A. Tech HHGI Breeding Corp., CEA Tech Plantations, Inc., and Hawaii
High Health Seafood Corp. for the entire period, and its wholly-owned subsidiary Sunkiss Shrimp Co., Ltd., for the period from March 16, 1997. Significant intercompany transactions and amounts have been eliminated in consolidation.

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

5. STATEMENT OF CASH FLOWS. For the purposes of presentation in the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

In accordance with the terms of an Agreement and Plan or Reorganization dated January 14, 1997, on March 15, 1997, the
Company acquired all of the issued and outstanding stock of Sunkiss, a Hawaii corporation, in a stock for stock exchange intended to qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986. The acquisition was accounted for under the purchase basis method. Based on an expert's opinion, the current value of broodstock inventory was increased by $240,000, and the fixed assets was increased by $213,036, which approximates the current replacement costs. Upon completion of the transaction, Sunkiss became a wholly-owned subsidiary of the Company and the Company became operational.

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

At May 30, 1997, the parties entered into an addendum to the Agreement and Plan of Reorganization whereby the Company agreed to guarantee a value of not less than $500,000 for the stock issued to the shareholders of Sunkiss. The guarantee is for a period of two years ending March 15, 1999, and any deficiency in value as of that date is to be paid through the issuance of up to 100,000 additional shares of common stock. The value of any shares issued for performance shall be included in determining the value. In no event shall more than 100,000 additional shares of common stock be issued in total to satisfy both performance and price guarantee provisions.

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

On May 1, 1997, the Company commenced a private placement offering of units for a minimum of $500,000 and a maximum of $5,000,000.
The securities being offered are units, each of which consists of 20,000 shares of common stock and 10,000 Class A Warrants to purchase an additional share of common stock at $2.00 per share. The purpose of the offering is to secure additional capital which will be required for it to pursue its objectives in the field of sustainable intensive aquaculture, particularly as it relates to the breeding and growing of high health, genetically improved shrimp.

        NOTE C - NOTES PAYABLE TO STOCKHOLDER

Notes payable to stockholder consist of two notes payable with unpaid principal and interest at the rate of 8.25% payable on or before July 31, 1997. The stockholder has agreed to convert these notes to restricted common stock at $2.50 per share in a private placement to be offered prior to July 31, 1997.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

        GENERAL

        During the quarter ended April 30, 1997, the Company acquired all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd., ("Sunkiss") in a stock for stock exchange. As a result of this acquisition, Sunkiss became a wholly-owned subsidiary of the Company.

        Sunkiss operates primarily as a broodstock repository, hatchery and maturation facility for high-health, genetically improved shrimp, with some production allocated to grow-out and sale of full grown shrimp for the local Hawaiian market. The current facility of Sunkiss, located in Kekaha, on the island of Kauai, Hawaii, is fully permitted and consists of approximately 5 acres. Effective April 18, 1997, the Company received approval to access approximately 120 acres adjacent to the present Sunkiss facility to commence construction of its growout facilities. Pending receipt of final subdivision survey and documentation being performed by the County of Kauai, the Company will continue its negotiations with the State of Hawaii, Department of Land and Natural Resources for the lease of substantial additional state-owned land for its projected future expansion and growth.

        PLAN OF OPERATIONS

        The Company's business plan is to commercialize state-of-the-art technologies for intensive, sustainable grow-out production of shrimp. In order to implement its business plan, the Company requires additional working capital which it is currently seeking to raise. As of May 1, 1997 (subsequent to the end of the first quarter), the Company commenced a private placement offering of a minimum of $500,000 and a maximum of $5,000,000. The offering is for the sale of up to 100 units, each of which consists of 20,000 common shares and 10,000 Class
A Warrants to purchase common shares at $2.00 per share. The offering price per unit is $50,000. The Company has also commenced negotiations and discussions with two different banks relating to obtaining long-term loans sponsored and guaranteed by the U.S. Department of Agriculture. These negotiations and discussions are currently proceeding but there is no assurance as to when or whether such loans may be available.

        The Company's plan of operations for the remainder of it current fiscal year, which is based upon obtaining necessary working capital either from the proceeds of its private placement offering or from other sources, is as follows:

1. A total of $320,000 has been allocated to expansion of the Sunkiss hatchery facility, including acquisition of equipment and fixed assets, which will enable it to produce an adequate level of broodstock to supply the Company's growout operations.

2. A total of $2,080,000 has been allocated to construction of 52 one-acre growout ponds on property adjacent to the current Sunkiss facility, and acquisition of related equipment.

3. A total of $1,200,000 has been allocated to investment in broodstock inventory.

        The Company believes that the net proceeds from its current private placement, together with its projected revenues from expanded operations of Sunkiss, will be sufficient to allow the Company to sustain itself indefinitely. In addition, if the planned expansion of the growout facilities is delayed for any reason, the Company believes that the expansion of the Sunkiss facilities will assure sufficient revenue and earnings to sustain operations and produce profits from the sale of broodstock and "seed" to other producers.

Part II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit 27 - Financial Data Schedule

        (b) One report on Form 8-K dated March 15, 1997, was filed during the quarter ended April 30, 1997, to report the acquisition of all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd. As of the date of filing of the report on Form 8-K, the audited financial statements of Sunkiss Shrimp Co., Ltd. were not available. As a result, no financial statements were included with the report on Form 8-K.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(Registrant)


/s/

J.A. Garcia, President          June 16, 1997
________________________________________
(Name, Title)                   (Date)