Form 10QSB
period 1997-07-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1997-09-04
CIK 943941

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 1997.

 ....Transition report under section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required] for the transition period from _________ to _________.

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes ..X..   No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,257,000 shares of common stock outstanding as of July 31, 1997.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

Quarter Ended July 31, 1997
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries


Index to Consolidated Condensed Financial Statements


Consolidated Condensed Balance Sheet
Consolidated Condensed Statement of Operations
        and Accumulated Deficit
Consolidated Condensed Statement of Cash Flows
Notes to Consolidated Condensed Financial Statements
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEET
(unaudited)

                                        July 31,                 January 31,
                                        1997                     1997
                                        (UNAUDITED)              (AUDITED)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              471,222                  581,000
  Prepaid expenses                        52,123
  Inventory                              243,135
    Total current assets                 766,480                  581,000

FIXED ASSETS:
  Fixed assets, cost                     441,936                   19,512
  Accumulated depreciation              (20,742)
    Total fixed assets                   421,194                   19,512


OTHER ASSETS                              94,661                   11,189
    Total assets                       1,282,335                  611,701

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        54,667                   30,858
  Notes Payable to Shareholder                                     80,000
  Advances from stockholder                                        70,278
  Accrued liabilities                     47,107
    Total current liabilities            101,774                  181,136

STOCKHOLDERS' EQUITY
Preferred Stock - authorized,
 10,000,000 shares issued and
 outstanding 5,000 shares at
 stated value of $100 per share          500,000                  495,800
Common Stock, authorized,
 100,000,000 shares without par
 value, issued and outstanding,
 2,257,000 shares at stated
 value of $.005 per share                 11,285                    9,585

Additional paid-in capital             1,034,409                       75

Accumulated deficit during
 development stage                     (365,133)                 (74,895)
    Total stockholders' equity         1,180,561                  430,565

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 1,282,335                  611,701

CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS AND
ACCUMULATED DEFICIT FOR THE SIX MONTHS ENDED July 31, 1997
AND 1996
(unaudited)

                                                                      Period from
                                                                     Jan 19, 1995
                                 For the          For the             (inception)
                            period ended     period ended            through July
                                    1997             1996                31, 1997
REVENUES                          23,617                                   23,617

COST AND EXPENSES
 Cost of Sales                    19,420                                   19,420
 General and
   administrative
   expenses                      294,435            1,664                 369,330

 Total expenses                  313,855            1,664                 388,750

NET LOSS                         290,238            1,664                 365,133

Accumulated deficit
 Beginning of period              74,895           11,675                       0
 End of period                   365,133           13,339                 365,133

Loss per common
 share                                 0.14           nil                       0.19

Weighted number of
 shares outstanding            2,027,666        1,697,395               1,936,363
/TABLE

CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS FOR THE
SIX MONTHS ENDED July 31, 1997 AND 1996

                                                                 Period from
                                                                 Jan 19, 1995
                                 For the          For the        (inception)
                            period ended     period ended        through
                                    1997        1996             July 31, 1997

Increase (decrease) in cash:

Cash flows from operating activities:

 Net Loss                      (290,238)          (1,664)               (365,133)
 Adjustments to
  reconcile net loss to
  net cash used in
  operating activities:

CEA TECH
 Prepaid expenses               (52,123)                                 (52,123)
 Accounts Payable                 23,809                                   54,667
 Amortization                                          25                     204
 Rent                                                 150                   1,075
 Accrued liabilities              38,124            1,479                  38,124
 Stock issued for
  services                                                                  1,238
ACQUIRED SUBSIDIARY (FROM MARCH 16, 1997)
 Depreciation                     12,222                                   12,222
 Prepaid expenses                  6,166                                    6,166
 Inventory                      (83,351)                                 (83,351)
 Accounts payable                (3,820)                                  (3,820)
 Accrued liabilities               8,983                                    8,983

Net cash used in
 operating activities          (340,228)             (10)               (381,748)


Cash flows from investing activities:
 Purchase of
   equipment                    (70,736)                                 (90,248)
 Organizational
   costs                        (83,473)                                 (94,366)
Net cash used in
 investing activities          (154,209)                                (184,614)

Cash flows from financing activities:
 Proceeds from issuance of
  preferred stock                  4,200                                  500,000
 Proceeds from issuance of
  common stock                   600,000                                  606,847
 Proceeds from notes payable
  to stockholders               (80,000)
 Conversion of Note Payable
  to equity                       80,000                                   80,000
 Payment on advances to
  stockholders                  (70,278)
 Advances to subsidiary
  prior to merger              (151,112)                                (151,112)
Net cash used in
 financing activities            382,810                                1,035,735

Net increase (decrease)
 in cash and cash
 equivalents                   (111,627)             (10)                 469,373

Cash and cash equivalents,
 beginning of period             582,849              438                   1,849

Cash and cash equivalents,
 end of period                   471,222              428                 471,222

Supplemental Disclosure:
Effective, after the close of business on March 15, 1997, the Company issued 100,000 shares of common stock (valued at approximately $3.56 per share) in exchange for all of the outstanding shares of Sunkiss Shrimp Co., Ltd. The acquisition was accounted for under the purchase basis method. Based on an expert's opinion, the current value of broodstock inventory was increased by $96,034, and fixed assets was increased by $213,036, which approximates the current replacement cost.
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS  - July 31, 1997

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

        GENERAL

        During the three months ended July 31, 1997, significant progress was made in implementing management plans to commence shrimp aquaculture production on the island of Kauai. Our subsidiary company, Sunkiss Shrimp Co., produced an operating break even from shrimp sales. However, after general and administrative expense, the consolidated Company showed a loss for the quarter. These results were in line with management's expectations as operations are expanded to support the Company's growth plans. Equipment was purchased during the quarter for the Company's planned hatchery facility located on Kauai. Construction of the facility is scheduled to begin in August and be completed at the end of September or early October.

        During the quarter, the Company's management initiated a Private Placement Offering, pursuant to Regulation D, Rule 506, seeking to raise additional capital through the sales of the Company's stock to "Accredited Investors". At July 31, 1997, Six Hundred Thousand and no/100 dollars ($600,000) had been received by the Company in response to its Private Placement Memorandum. Since the close of the quarter, an additional Five Hundred Thousand and no/100 dollars ($500,000) has been received. The Company is in receipt of verbal commitments for substantial additional equity funds, expected to be received during the third quarter. The Company's cash, working capital, and net equity positions have improved substantially over previous quarters.

        The Company continues to pursue a loan guaranteed by the US Department of Agriculture. Negotiations are being conducted with a local Hawaiian bank to act as the funding and servicing agent for this loan. Management anticipates a successful resolution to these negotiations within the third quarter.

        Negotiations continued during the period with the State of Hawaii to finalize the lease of approximately 400 acres of land on the island of Kauai. This land will be used by the Company to construct "grow-out" ponds for the productions of shrimp in accordance with the Company's business plan. The lease of these state lands is expected to be finalized during the third quarter.

Part II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit 27 - Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended July 31, 1997.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(Registrant)



/s/ ____________________________________________
J.A. Garcia, President          September 3, 1997
(Name, Title)                   (Date)