Form 10KSB/A
period 1997-01-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1997-09-24
CIK 943941

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2):
$4,641,282.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __No__

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,445,000 (as of September 18, 1997)

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

       On or about March 15, 1997 (subsequent to the end of its fiscal year), in a stock for stock exchange, the Company acquired all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd., a Hawaii corporation ("Sunkiss"). Following completion of the transaction, Sunkiss became a wholly-owned subsidiary of the Company. Audited financial statements for Sunkiss as of March 15, 1997, and for the years ended December 31, 1996 and 1995, and Pro Forma Consolidated
Financial Statements for the Company, reflecting the acquisition of Sunkiss, were filed by the Company in a report on Form 8-K dated
March 15, 1997. Such financial statements are not included as part of this report on Form 10-KSB.

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

       In order to finance these activities, the Company initiated a private placement offering of its securities during the second quarter of its fiscal year, seeking to raise a minimum of $500,000 and a maximum of $5,000,000. The securities offered are units, each of which consists of 20,000 shares of common stock and 10,000 Class A warrants to purchase an additional share of common stock at a price of $2 per share. The subscription price per unit is $50,000 (the equivalent of $2.50 per share). As of September 18, 1997, a total of 428,000 shares and 218,000 Class A Warrants had been issued in conjunction with the private placement, and the Company had received net offering proceeds of $1,054,810.

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

                                 PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

       As of January 31, 1997, there was no public trading market for the Company's securities, and the outstanding common stock was held of record by a total of approximately 50 persons. In August, 1997, subsequent to the end of the fiscal year, a public trading market was initiated for the Company's securities on the OTC Bulletin Board, and as of September 18, 1997, the Company's outstanding common stock was held of record by a total of approximately 400 persons. Since the inception of trading activities, the high bid price was $5.00 and the low bid price was $3.50 per share.


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

       RECENT DEVELOPMENTS.  As of March 15, 1997
(subsequent to the end of its fiscal year), the Company acquired all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd., in a stock for stock exchange. Audited financial statements for Sunkiss as of March 15, 1997, and for the fiscal years ended December 31, 1996 and 1995, and Pro Forma Condensed Consolidated Financial Statements for the Company, reflecting the acquisition of Sunkiss, were filed by the Company in a report on Form 8-K dated March 15, 1997. The Pro
Forma Condensed Consolidated Balance Sheet (unaudited) as of January
31, 1997, filed as part of the 8-K, and giving effect to the Company's acquisition of all of the issued and outstanding stock of Sunkiss, reflects current assets of $872,972, total assets of $1,248,351, current liabilities of $205,547, and an accumulated deficit during the development stage of ($74,895) for the consolidated entities; as compared to current assets of $581,000, total assets of $611,701, current liabilities of $181,136, and an accumulated deficit of ($74,895) for the Company itself for the same period.

       The Company continues to pursue a loan guaranteed by the US Department of Agriculture. Negotiations are being conducted with a local Hawaiian bank to act as the funding and servicing agent for this loan. Management anticipates a successful resolution to these negotiations within the third quarter.

       Negotiations are continuing with the State of Hawaii to finalize the lease of approximately 400 acres of land on the island of Kauai.
This land will be used by the Company to construct "grow-out" ponds for the production of shrimp in accordance with the Company's business plan. The lease of these state lands is expected to be finalized during the third quarter.

       LIQUIDITY AND CAPITAL RESOURCES. The Company requires additional working capital in order to proceed with the implementation of its business plan. During the second quarter of its current fiscal year, the Company began a private placement offering of its securities seeking to raise a minimum of $500,000 and a maximum of $5,000,000 of additional funds.As of September 18, 1997, the Company had realized net proceeds of approximately $1,054,810 from sale of securities in the private placement.

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


Report of Independent Certified Public Accountants

Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows

Notes to Financial Statements

CONTROLLED ENVIRONMENT AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
AND SUBSIDIARIES

                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Controlled Environment Aquaculture Technology, Inc.


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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


Carpenter, Kuhen & Sprayberry
Oxnard, California
September 22, 1997

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

The Company executed a private placement offering subsequent to January 31, 1997 for up to $5,000,000 of units consisting of restricted common stock and Class A Warrants, to secure additional capital which will be required for it to pursue its objectives in the field of sustainable intensive aquaculture, particularly as it relates to the breeding and growing of high health, genetically improved shrimp. A total of 428,000 common shares and 218,000 Class A warrants have been issued in connection with the private placement, generating net proceeds of $1,054,810.

NOTE C - NOTES PAYABLE TO STOCKHOLDER

Notes payable to stockholder consist of two notes payable with unpaid principal and interest at the rate of 8.25% payable on or before July 31, 1997. The stockholder has converted these notes to 32,000 shares of restricted common stock as a part of the private placement offering discussed in NOTE B.

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

       As of March 15, 1997, the registrant engaged a new independent accountant, Grant Thornton LLP, Certified Public Accountants, 1132
Bishop Street, Suite 1000, Honolulu, Hawaii 96713, which completed the audited financial statements included in the initial and first amended report on Form 10-KSB filed by the Company.

       As reported in various 8K filings subsequent to January 31, 1997, effective July 31, 1997, Grant Thornton, LLP was dismissed as the principal accountant to audit the Company's financial statements. The Company reported that there were no disagreements with Grant
Thornton, LLP. However, Grant Thornton, LLP issued a letter which was also filed as part of a report on Form 8K, reporting that various disagreements did exist.

       It is the position of the Company that the letter from Grant Thornton LLP does not, in many respects, accurately state the facts, and that it was issued by Grant Thornton LLP primarily as a result of the fact that there is an on-going billing dispute between the parties. As discussed below, there is no known disagreement between the Company and its former accountants as to the accuracy of the financial statements which were included in the Company's filings with the Securities and Exchange Commission.

       On April 4, 1997, Grant Thornton issued its opinion regarding the financial statements of the Company. The Company included that opinion in its initial 10KSB filing for the fiscal year ended January 31, 1997.

       Subsequent to the issuance of its opinion, Grant Thornton advised the Company that its financial statements should be modified to account for the Company's outstanding redeemable preferred stock in the manner required by Securities and Exchange Commission Regulation S-X, rather than in the manner specified by generally accepted accounting principals.

       The demand made by Grant Thornton that the Company modify its financial statements caused a disagreement between the parties. This disagreement arose after Grant Thornton had issued its opinion regarding the Company's financial statements, and was resolved to the satisfaction of Grant Thornton within a short period of time. As a result, one footnote to the Company's financial statements was modified and Grant Thornton then issued its audit opinion regarding the revised financial statements.

       As requested by Grant Thornton, the Company filed an amended report on Form 10KSB incorporating its revised financial statements and the opinion of Grant Thornton regarding the revised financial statements. The amended report on Form 10KSB was filed by the Company on May
12, 1997, and there is no known disagreement between the Company and Grant Thornton LLP as to the accuracy of the financial statements included in that filing.

       As of September 11, 1997, the Company engaged a new independent accountant as the principal accountant to audit the Company's financial statements. The Company's new independent accountant is Carpenter, Kuhen & Sprayberry, 300 Esplanade Drive,
Suite 250, Oxnard, California 93030. The opinion of Carpenter, Kuhen & Sprayberry regarding the Company's financial statements is included with this amended report on Form 10KSB.


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



Name and Address               Amount and Nature of     Percent of
of Beneficial Owner              Owned Beneficially    Class Owned


J.A. Garcia<F1>
and Ruth E. Garcia
16105 Woodvale Road
Encino, CA 91436                        357,500<F2>             14.62%

Ernest K. Dias<F1>                          300,000             12.27%
6871 Niumalu Loop
Honolulu, HI  98625

Ronald L. Ilsley<F1>                        150,000              6.13%
1014 Riverside Dr., #144
Burbank, CA  91506

Gary S. Joiner<F1>
4750 Table Mesa Drive
Boulder, Colorado 80303                      51,604              2.11%

Paul Bienfang, Ph.D.<F1>                     50,000              2.04%
3586 Kumu Place
Honolulu, HI  96822

All officers and directors
as a group (5 in number)                       <F2>             37.18%

<F1>
The person listed is an officer, a director, or both, of the Company.
<F2>
Includes 57,500 shares owned by The Rally Group, Ltd., a California corporation, of which Mr. Garcia may be deemed to be the beneficial owner.

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

       As of the end of its fiscal year, the Company had an agreement in principle to acquire all of the issued and outstanding capital stock of Sunkiss Shrimp Co., Ltd., a Hawaii corporation, in exchange for the issuance of authorized but previously unissued shares of its common stock. On March 15, 1997 (subsequent to the end of its fiscal year), the Company completed the contemplated acquisition. As a result of completion of the acquisition of all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd., the issuance of 32,000 shares for members of the Technical Advisory Board, and the issuance of 428,000 shares in the private placement offering commenced after the end of the fiscal year, the total number of issued and outstanding shares of the registrant increased from 1,885,000 to 2,445,000. The respective percentages of ownership shown in the preceding table are based upon the assumption that the Company has 2,445,000 shares of common stock issued and outstanding.

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

       The Rally Group, Ltd. acted as principal and agent in acquiring such shares and warrants. It subsequently transferred a portion of such shares and warrants to various key personnel as incentive to join the Company, including 300,000 shares which were transferred to J.A. and Ruth E. Garcia, as community property. In addition, The Rally Group, Ltd. contributed 332,000 shares of common stock and 864,000 Class A warrants back to the Company, without compensation, in order to minimize potential dilution to other shareholders, and transferred 42,500 shares of common stock and 45,000 Class A Warrants to an investor in the Company's private placement offering.

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


CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY,
INC.

By:       /s/ J. A. GARCIA
       J.A. Garcia
       President, CEO and Director
Date: September 22, 1997

By:       /s/ RONALD L. ILSLEY
       Ronald L. Ilsley
       Chief Financial Officer and Director
Date: September 22, 1997

By:       /s/ ERNEST K. DIAS
       Ernest K. Dias
       Director
Date: September 22, 1997

By:       /s/ GARY S. JOINER
       Gary S. Joiner
       Secretary
Date: September 22, 1997

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