Form 10QSB
period 1997-10-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1997-12-05
CIK 943941

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 1997.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,597,550 shares of common stock outstanding as of October 31, 1997.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

Quarter Ended October 31, 1997
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries


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

CONSOLIDATED CONDENSED BALANCE SHEET
(unaudited)

                                      October 31,
                                      1997
                                      (UNAUDITED)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents           586,908
  Accounts receivable                   5,725
  Inventory                           260,343
    Total current assets              852,976

FIXED ASSETS, net                   1,014,675

OTHER ASSETS                          107,247
    Total assets                    1,974,898

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                     93,611
  Accrued liabilities                  30,333
    Total current liabilities         123,944

STOCKHOLDERS' EQUITY
Preferred Stock - authorized,
 10,000,000 shares issued and
 outstanding 5,000 shares at
 stated value of $100 per share       500,000
Common Stock, authorized,
 100,000,000 shares without par
 value, issued and outstanding,
 2,597,550 shares at stated
 value of $.005 per share              12,988

Additional paid-in capital          1,840,560

Accumulated deficit during
 development stage                  (502,594)
    Total stockholders' equity      1,850,954

Total Liabilities and Stockholders'
Equity                              1,974,898

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS AND
ACCUMULATED DEFICIT FOR THE NINE MONTHS ENDED October 31,
1997 AND 1996
(unaudited)
Page 1 of 2

                                                                Period from
                                                               Jan 19, 1995
                               For the        For the           (inception)
                           nine months    nine months       through October
                                  1997           1996              31, 1997
Sales                           28,189                               28,189
Cost of Sales                   19,421                               19,421
Gross Margin                     8,768                                8,768

General and
   administrative
   expenses                    436,467        (2,511)               511,362

Net Profit/(Loss)            (427,699)          2,511             (502,594)

Accumulated deficit
   Beginning of period          74,895         11,675                     0
   End of period               502,594          9,164               502,594

Loss per common
 share                               0.19         nil                     0.24

Weighted number of
 shares outstanding          2,213,651      1,697,395             2,122,348

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS AND
ACCUMULATED DEFICIT FOR THE THREE MONTHS ENDED October 31,
1997 AND 1996
(unaudited)
Page 2 of 2


                               For the               For the
                          three months          three months
                                  1997                  1996
Sales                            4,572
Cost of Sales                        1
Gross Margin                     4,571

General and
   administrative
   expenses                    142,032               (4,175)

Net Profit/(Loss)            (137,461)                 4,175

Accumulated deficit
   Beginning of period         365,133                13,339
   End of period               502,594                 9,164

Loss per common
 share                               0.06                nil

Weighted number of
 shares outstanding          2,213,651             1,697,395

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS FOR THE
NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996

                                                            Period from
                                                            Jan 19, 1995
                               For the        For the       (inception)
                           nine months    nine months       through
                                  1997           1996       October 31, 1997
Net cash used in
   operating activities      (515,794)          (428)             (557,314)

Net cash used in
   investing activities      (526,846)                            (557,251)

Net cash used in
   financing activities      1,046,699              0             1,699,624

Net increase (decrease)
   in cash and cash
   equivalents                   4,059          (428)               585,059

Cash and cash equivalents at
   beginning of period         582,849              0                 1,849

Cash and cash equivalents at
   end of period               586,908            428               586,908

The accompanying notes are an integral part of these condensed financial statements.

Supplemental disclosure:
Effective, after the close of business on March 15, 1997, the Company issued 100,000 shares of common stock (valued at approximately $5.00 per share) in exchange for all of the outstanding shares of Sunkiss Shrimp Co., Ltd. The acquisition was accounted for under the purchase basis method. Based on an experts opinion the current value of the fixed assets was increased by $453,036, which approximates the current replacement costs.


CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS  - October 31, 1997

NOTE 1.  Basis of Presentation

       The information included in the consolidated condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

       The consolidated statements include the accounts of Controlled Environment Aquaculture Technology, Inc. (the "Company") and its wholly-owned subsidiaries, C.E.A. Tech, HHGI Breeding Corp., and
CEA TECH Plantations, Inc., for the entire period, and its wholly-owned subsidiary, Sunkiss Shrimp Co., Ltd. for the period from March 16, 1997. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2.  Development Stage Company

       The Company, formerly known as Global Capital Access
Corporation, was incorporated under the laws of the State of Colorado on January 19, 1995. The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. The Company has made an aggressive commitment to commercialize state of the art, second generation technologies for intensive, sustainable growout production of shrimp and finfish, utilizing high health genetically improved (HHGI) specific pathogen free (SPF) broodstock, technologies and breeding techniques developed and verified at commercial scales in the State of Hawaii.

NOTE 3.  Loss Per Common Share

       Loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during each period. In March, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings to per share and applies to entities with publicly held common stock. This statement is effective for interim and annual periods ending after December 15, 1997, and early adoption is not permitted. The Company will adopt this statement for its fiscal year ending January 31, 1997, and when adopted, the statement will require restatement of prior years' earnings per share.

NOTE 4.  Interest and Income Tax Expenses

       The Company neither incurred or paid any interest or income tax liabilities during the interim periods presented.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

During the three months ending October 31, 1997, significant progress was made in implementing management plans to commence shrimp aquaculture production on the island of Kauai. Our subsidiary company, Sunkiss Shrimp Co., continued to operate at a break even from shrimp sales from limited production due to the construction and expansion of the Company's Hatchery facility which started in August; however, after General and Administrative expenses, the consolidated Company results showed a loss for the quarter. These results were in line with management's expectations as operations are expanded to support the Company's projected growth plans. The Hatchery's construction program will be substantially completed and added equipment installed by the end of the fourth quarter.

The Company will commence construction of "growout" ponds for the production of shrimp in early December, 1997, on the initial 80 acres of land leased from the Department of Agriculture of the State of Hawaii. Ongoing lease negotiations with the Hawaii Department of Land and Natural Resources for an additional approximately 300 acres of adjacent property are progressing positively and should be finalized no later than the first quarter of 1998. The stocking of juveniles raised from high health genetically improved seed produced at the Company's own hatchery facilities will commence in the one acre ponds early in the first quarter of 1998, with continuous production harvest of "Hawaiian
Planation Shrimp" being available for market beginning in the second quarter of 1998.

The Company's cash, working capital, and net equity positions have improved substantially over previous quarters.

During the fiscal third quarter ended October 31, 1997, the Company continued to raise additional equity capital through a private placement offering of units consisting of common stock and warrants. The offering is being made to accredited investors pursuant to an exemption from registration provided by Regulation D and Rule 506 thereunder. At
October 31, 1997, approximately $1,300,000 had been received by the Company in response to its Private Placement Memorandum. The
Company is in receipt of verbal commitments and indications for additional equity funds expected to be received during the fourth quarter.

Negotiations with a local Hawaiian bank to fund and service a $2.6 million long term loan guaranteed by the US Department of Agriculture have reached the documentation stage, and management anticipates a successful completion prior to the end of the current fiscal year. Proceeds from the private placement offering and from the loan described above are expected to be sufficient to satisfy the Company's cash needs for the next twelve months.


Part II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

       (2) Recent Sales of Unregistered Securities.

       During the second quarter, which ended July 31, 1997, the Company commenced a private placement offering of unregistered securities. The unregistered securities, which are units consisting of 20,000 shares of common stock and 10,000 Class A warrants, are being offered and sold solely to accredited investors pursuant to an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, and Rule 506 thereunder. The Class A Warrants included as part of the units give holders the right to purchase one additional share of common stock at a price of $2.00 per share, and expire, if not exercised, on December 31, 2001. The offering price is $50,000 per unit.

       During the second quarter the Company received gross cash proceeds of $585,000 from the sale of units to accredited investors. During the third quarter the Company received additional gross cash proceeds of $722,500. In addition, during the third quarter the Company paid commissions and expenses of $33,411.18 which were attributable to sales of unregistered securities in both the second and third quarters. Thus, as of the end of the third quarter, the Company had received total net proceeds of $1,274,088.19 from its on-going offering of unregistered securities to accredited investors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit 27 - Financial Data Schedule

       (b)  Reports on Form 8-K filed during the quarter ended October
31, 1997.

       Three reports on Form 8-K were filed during the quarter ended October 31, 1997. The first 8-K report, dated September 11, 1997, was made to report additional information regarding the previously reported dismissal of the Company's principal independent accountant and the engagement of a new principal accountant. The other two 8-K reports during the quarter, both of which were dated September 20, 1997, were amendments to the filing dated September 11, 1997, and included additional information regarding dismissal of the previous principal accountant.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(Registrant)



____________________________________________
J.A. Garcia, President        December 5, 1997
(Name, Title)                 (Date)