Form 10KSB
period 1998-01-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1998-05-01
CIK 943941

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           FORM 10-KSB

(Mark One)
X  - Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the fiscal year ended
January 31, 1998.

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

CEATECH USA, Inc.
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $60,658.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2): $7,043,253 as of April 29, 1998.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __No__

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,395,950 (as of April 24, 1998)

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

          On June 21, 1996, the Company changed its name to Controlled Environment Aquaculture Technology, Inc. In January
1997, the Company also adopted the additional assumed name of CEATECH USA, Inc.

          The Company conducted no business activities until the last quarter of fiscal 1996. At that time, the Company commenced activities related to implementation of a new business plan involving commercialization of state-of-the-art technologies for intensive, sustainable growout production of shrimp.

          In late 1996, the Company hired various key management personnel and incorporated three wholly owned subsidiaries, CEATECH HHGI Breeding Corp., CEATECH Plantations, Inc. and
Hawaii High Health Seafood Corp. for the purpose of commencing operations. CEATECH HHGI Breeding Corp. will function as the Aqua Breeding Center and broodstock repository responsible for genetic development, hatching and maturation, as well as production of "seed" (nauplii and post larvae) for Company growout operations or potential sales to selected clients. CEATECH Plantations, Inc. will operate the Company's shrimp growout facilities, as well as handling production and harvest of shrimp for processing and sales and future recovery of shell waste for conversion to new products (chitin and by-products). Hawaii High Health Seafood Corp. will engage in the processing, packing, distribution, and marketing of the Company's plantation raw shrimp and "value added" cooked and prepared gourmet and dietary products.

          On or about March 15, 1997, in a stock for stock exchange, the Company acquired all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd., a Hawaii corporation. Following completion of the transaction, Sunkiss became a wholly owned subsidiary of the Company.

          The Company to date remains in a start-up or development stage without material revenue, and at January 31, 1998 had a total of 13 employees. Inherent in the construction and development stage in the aquaculture industry are substantial, although mainly nonrecurring, expenditures for compliance with environmental laws and technical permitting encountered in special water quality standards for control of supply and discharge of water and effluent, to federal, state and local standards. To date all required procedures and requirements have been met and appropriate permits issued. The Company is not presently aware of existing or future problems due to government regulations in this regard.

          CURRENT OPERATIONS. It is now generally recognized that shrimp farming is entering a new era in which producers must adopt advanced technologies--domestic populations of high health and genetically improved shrimp; disease diagnosis, prevention, and treatment programs; advanced feeds and management methods; and environmental control. Many of these second-generation technologies were developed at The Oceanic Institute in Hawaii, as part of the U.S. Shrimp Farming Program sponsored by the U.S. Department of Agriculture, and the Company evolved from the studies and research carried on at The Oceanic Institute.

          Several of the Company's key technical, management, and operating personnel played significant roles in and supervised many facets of the work of The Oceanic Institute. The technology used by the Company will be an intensive, sustainable controlled environment shrimp growout process which was developed based upon controlled full-cycle growout studies conducted over several years by The Oceanic Institute using prototype ponds. The Company will continue the same technology using half- and one-acre ponds.

          The Company's wholly owned subsidiary, Sunkiss Shrimp Co. Ltd. at Kekaha, Kauai, Hawaii, has participated for several years in the U.S. Shrimp Farming Program coordinated by The Oceanic
Institute. Commercial harvests to date from the Company's newly acquired subsidiary Sunkiss Shrimp Co., Ltd. have produced yield results consistent with those previously experienced and projected in prior research at The Oceanic Institute. As a result, the Company projects that, in Hawaii, it can produce approximately 40,000 lb. per acre per year (46 weeks) with 3 crops (harvest).

          The Company is engaged in an expansion and construction program at the former Sunkiss site (now CEATECH HHGI Breeding
Corp.) which will substantially increase the production capabilities of the facility. This facility will serve as a repository for specific pathogen-free shrimp broodstock utilizing their eggs as "seed" (nauplii and post larvae) in the hatchery and maturation facilities to produce the high health genetically improved shrimp in the Company's growout operations. Any surplus production, when available, is expected to be offered for sale to other selected shrimp farming operations. This facility is expected to become fully operational during the second quarter of the current fiscal year, with stocking of the nursery ponds and initial seeding of the growout ponds expected to be completed during the second or third quarter of the current fiscal year. Upon completion of the seeding of the Company ponds, it is anticipated that "seed" will be available for sale to other select shrimp farmers in different areas of the world including new proprietary disease-resistant strains developed by CEATECH that will complete final testing and challenge in quarantine in the near future.

          The Company's present concentration is on the commercialization of a full range of improved stocks of Penaeus
Vannamei (Pacific White shrimp), the most important commercially cultured shrimp species in the Americas for which the market is in excess of $1 billion annually.

          Traditionally, shrimp farms utilize a one or two phase production cycle. With the two-phase cycle, preferred by CEATECH, there are nursery ponds and growout ponds. Farms usually produce two crops a year, but some farms in the tropics produce three crops a year. The Company currently plans to produce three crops per year, but with the current trend toward smaller-sized shrimp, it may be possible to produce four crops per year.

Scope of Available Market

          The U.S. aquaculture industry generated approximately $5.6 billion in GDP in 1992. Aquaculture provided approximately 20% of the global shrimp supply in 1992, according to the United Nations Food and Agriculture Organization (FAO). Ninety percent of this cultured shrimp came from seven countries which have subsequently shown production declines, due primarily to the aforementioned disease problems. From the 1992 benchmark, FAO projects that global shrimp aquaculture production will need to increase 80% by the year 2000 to match the increased demands due solely to population increases.

          CEATECH will initially direct its marketing efforts to the premium sector of the consumer shrimp market. The Company's initial marketing and sales focus will be niche market presentation and concentration in target markets such as resort hotels, premium cruise ships, airlines, upscale restaurants and retail outlets, specialty food outlets and caterers. The Company anticipates that the local Hawaiian market will consume up to 20% of its initial production. As production increases, the shrimp products will be introduced to markets in Japan and select U.S. cities with concentrated Asian and ethnic populations.

          Effective December 18, 1997, the United States implemented new rules governing the importation of seafood, including shrimp and finfish. A portion of the current imports are expected to fail to meet the new, more rigid standards. This could have the effect of enlarging the anticipated supply shortfall in the United States.

Location of Ceatech Production Facilities

          The Company believes that the Mana Plain area, near Kekaha, Kauai, where its growout operations will be located, is an excellent location for shrimp aquaculture, due to its high solar radiation and unique rain fall and watershed patterns. In addition, much of this land which was previously used for sugar cane plantations, is currently fallow. As a result, the Company presently anticipates that for the foreseeable future, it will continue to lease State of Hawaii owned land for any expansion or future growout facilities (see Item 2. Description of Property).

Funding

          Financing for the expansion and alteration of the hatchery and maturation facilities at the former Sunkiss Shrimp Co. facility at Kekaha, Kauai, (now CEATECH HHGI Breeding Corp.) the
construction of 52 growout ponds for CEATECH Plantations, Inc.
both wholly owned subsidiaries of the Company, and additional working capital for operations were provided by or arranged for by:

          1.        Private Placement of $500,000 8.25% Series A
Cumulative Convertible Preferred Stock as of January 31, 1997.

          2. Private Placement dated May 1, 1997 under exemptions provided by Regulation D and Section 4(2) of the Securities Act and Rule 506 thereunder for sales to "Accredited Investors" for a maximum of 100 units at $50,000 per unit or $5,000,000 gross proceeds. Approximately $2,150,000 of offering proceeds from this offering had been received as of January 31, 1998 with an additional $2,000,000 paid or committed by April 30, 1998.

          3. In early April, 1998 the Company accepted a construction loan commitment in the amount of $3,000,000 from the Bank of America to complete the first phase construction of the shrimp growout facilities . The anticipated loan will be guaranteed by the United States Department of Agriculture. The proposed initial construction loan will be interest only for 12 months at Bank of America's Reference rate plus 2%. After completion of construction a 7-year real estate loan also guaranteed by the USDA will go into effect. The management feels that upon completion of this phase, the Company can continue its growth through internally generated cash flow and profits, or alternatively, additional debt financing or equity placements, as well as private partnership or limited liability corporation tax structured programs. Conditions precedent to the corporation receiving funding of the loan include USDA final approval and satisfaction of covenants and conditions of the outstanding 8.25% Series A Cumulative Convertible Preferred Stock, which management believes will be accomplished prior to completion of the loan processing.

Item 2.             Description of Property

          The Company's present headquarters are located in the business and financial district of downtown Honolulu, Hawaii, and consist of leased office space of approximately 1,000 sq. ft., at an annual rent of $24,000. All administrative, accounting, purchasing, engineering, local sales and personnel functions are presently managed from this location. International sales and marketing functions presently are handled from El Paso, Texas, and coordinated with the management of the Company's Hawaii High Health Seafood Corp. in the Honolulu offices.

          CEATECH HHGI Breeding Corp. now occupies the five-acre former site of Sunkiss Shrimp Co. at Kekaha on the island of Kauai. The expansion and construction program is nearing completion and it is anticipated that the facility will become operational for the Company's SPF broodstock repository, hatchery, maturation, and genetic breeding operations during the second quarter of the current fiscal year.


          The hatchery building consists of a 5,600 sq. ft Sprung Structure and is windproof to 110 mph. The interior has a concrete floor and has been equipped with six 17.5 ton epoxy-coated larval rearing tanks, four 15 ft diameter maturation tanks, two 14 ft spawning tanks, a 200 square foot room for feed preparation, and a mezzanine area for on-site management and communications. This hatchery is designed to permit production of not less than 6 million post larvae per month, and includes infrastructure to increase post larvae production to 12 million per month.

          The four existing lined, 1/4-acre ponds will allow the
production of 24,000 broodstock animals per annum.   This amount is
considered to be sufficient to fully support the Company's breeding program for growout operations and additional sale of broodstock to the outside. Four broodstock holding tanks have been added to aid handling operations connected with shipping activities. An algae building of 1,600 square foot cinderblock construction is fully plumbed, and has a thermal-controlled interior. This building is sufficient to support all algae feed requirements of the hatchery, and is designed to permit expansion commensurate with the hatchery. The equipment building, a 200 square foot Grainger building with a concrete floor, houses the water filtration, UV sterilizer, and thermal-control equipment used by hatchery operations.

          A lined, covered 32,000 gallon reservoir tank holds sufficient seawater for daily hatchery operations and a buffer volume in the event of an emergency. A 100 square foot pump house encloses the seawater pump to offer protection from the elements. A 1,000 gallon, EPA-approved, diesel storage tank is in place to support the adjacent
50 kW generator, capable of providing power to pumps, lights, and air for full hatchery operations in the event of an emergency. A second seawater well, capable of providing in excess of 300 gpm, is now functional. An additional 200 square foot office space has been set up to support communications and clerical functions associated with the breeding operation.

          CEATECH Plantations, Inc. will operate all of the Company's shrimp growout facilities and will be responsible for the production and harvesting of all shrimp for further processing, distribution, and sale. Future recovery of shell waste for conversion to new products (chitin and by-products) will also be under their control.

          Construction of up to 52 round ponds is now underway. A minimum of six of these ponds will be one-half acre nursery ponds, with the balance presently planned as one-acre round plastic lined circular ponds, containing special controlled bottom drainage for cleaning and water circulation as well as harvest.

          This first phase is located on approximately 83 acres of leased land at the Kekaha Aquacultural Park. The lease with the State of Hawaii has a 45-year term that expires on December 31, 2043. Base rent is set at $150 per acre per year for the first 15 years with the rent in excess of the base value up to 3% of gross proceeds from sales.
The base rent only is subject to increase after the 10th, 20th, and 30th year of the lease.

          The Company is allowed to recover all of its capital investment prior to the payment of percentage royalty.

          On April 9, 1998 the Company was granted a revocable permit and Immediate Construction Right of Entry to approximately 313 additional adjacent acres from the State of Hawaii, Department of Land and Natural Resources. Terms on the lease now being finalized are to be consistent with those for the adjacent Kekaha Aquacultural Park. This property is expected to be used for additional growout facilities.

          Plans and studies to determine the most advantageous locations for future processing and packing facilities are underway.

Item 3.             Legal Proceedings

          The Company is not a party to any actual or pending legal proceedings of any nature whatsoever and is not aware of any claims threatened as potential that could lead to the same.

Item 4.             Submission of Matters to a Vote of Security Holders

          As of January 31, 1998.  None.

Item 5.             Market for Common Equity and Related Stockholder
Matters

          The Company's common shares commenced public trading on the Over the Counter, Bulletin Board in August 1997 after filing its 15C2-11 statement with the NASD.

          The range of high and low bid for the two full quarters since commencement of trading are as follows:


Aug/Sep/Oct 1997                       Nov/Dec/Jan 1998
Low Bid:  2-1/2                        Low Bid:    3-3/8
High Bid:     5                        High Bid:   4-1/4

These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

          At January 31, 1998 there were 2,939,450 common shares outstanding held by 394 shareholders of record.

          There have been no cash dividends declared or paid on the shares of common stock and management does not anticipate payment of dividends in the foreseeable future. Long-term bank loans presently being finalized will restrict payment of cash dividends, possibly as long as seven years.

Item 6.             Management's Discussion and Analysis or Plan of
Operations

Overview

          The Company's balance sheet as of January 31, 1998 showed substantial improvement as compared to its balance sheet as of January 31, 1997. As of January 31, 1998, the Company had total assets of $2,299,243 as compared to $611,701 at January 31, 1997, current assets of $943,886 as compared to $581,000 at January 31, 1997, stockholders' equity of $2,237,027 as compared to $430,565 at January 31, 1997, and current liabilities of $62,216 as compared to $181,136 at January 31, 1997.

          Revenues for the year ending January 31, 1998 were a minimal amount of $60,658 vs. $0 revenues in prior years, with meaningful revenue from operations still not projected until the second half of the current fiscal year, and primarily in the fourth quarter ending January 31, 1999.

          The first seven months of the past fiscal year were primarily spent on preparing and processing all the necessary applications and environmental studies which are required in order to obtain the permits, permissions, and leases preparatory to the start of engineering and construction of the shrimp growout facilities, and specific design, engineering, and layout of the expansion and construction of the Sunkiss Facility acquired on March 15, 1997.

          Operations for the continued development of SPF broodstock, including some proprietary crosses now being finally challenged for taura resistance, were conducted by Company technical personnel and management. The expansion and construction is nearing completion with the facility (now CEATECH HHGI Breeding Corp.) expected to become operational during the second quarter of the current fiscal year. Immediate breeding and maturation of "seed" will allow the Company to "plant" the first crops during the second quarter. The first commercial harvests and revenues from the sale of shrimp should commence in the third or fourth quarter of the current fiscal year and revenues are expected to increase as ponds are added or existing ponds arrive at harvest sizes. The estimated initial production is at the rate of 2,000,000 lb. per year, growing to an annual rate of 6,000,000 lb. per year by the end of 1999.

          The proceeds of the Private Placement completed as of April 30, 1998, the pending $3,000,000 long-term loan guaranteed by the U.S. Department of Agriculture, and the cash flow and profits from the operations outlined above should allow the Company sufficient capital to complete its projected goals successfully. With the addition of $2,000,000 cash equity since January 31, 1998, and minimal present debt, management believes the Company has should have sufficient cash available to satisfy its projected needs for the next 12 months.

          The Company at January 31, 1998 had 13 employees. At the completion of construction and commencement of operations during 1998 and early 1999 at CEATECH HHGI Breeding Corp. and
CEATECH Plantations, Inc. the total of employees could rise to 50. The added employees would, for the most part, be hourly workers engaged in the feeding, harvesting, processing, and bulk packing areas.

          Plans and studies now in progress to determine processing, packaging, and distribution to end users and consumers will determine additional labor needs in those areas projected for mid-1999.


CAUTIONARY STATEMENT REGARDING FORWARD-
LOOKING INFORMATION

          This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding completion of construction of facilities, commencement of operations, operation and expansion of facilities, planned levels of shrimp production, marketing matters, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in completion of construction of facilities, lack of adequate financing, unexpected problems in obtaining licenses or permits, environmental costs and risks, competition and changes in market conditions, unanticipated problems or difficulties in operation of facilities, lack of adequate personnel, changes in project parameters as plans continue to be refined, and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of which speak only as of the date made.


Item 7.  FINANCIAL STATEMENTS.

          See following pages.
CONTROLLED ENVIRONMENT AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

As of January 31, 1998 and for the Period From
January 19, 1995 (Date of Inception) Through January 31, 1998

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

Notes to Financial Statements

CONTROLLED ENVIRONMENT AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
AND SUBSIDIARIES

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Controlled Environment Aquaculture Technology, Inc.

We have audited the accompanying consolidated balance sheet of Controlled Environment Aquaculture Technology, Inc. (a development stage company) and Subsidiaries as of January 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from January 19, 1995 (date of inception) through January 31, 1998.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended January 31, 1996, and for the period from January 19, 1995 (date of inception) through January 31, 1996, were audited by other auditors whose report, dated February 8, 1996, expressed an unqualified opinion on those statements. The financial statements for the period from January 19, 1995 (date of inception) through January 31, 1996 reflect total revenues and net loss of $-0- and $(9,555), respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the aforementioned report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Controlled Environment Aquaculture Technology, Inc. and
Subsidiaries as of January 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, and for the period from January 19, 1995 (date of inception) through January
31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern; however, the Company has experienced losses since inception, and substantial doubt exists as to its continuation as a going concern. Continuation is dependent upon the success of future operations. Management's plans in regard to those matters are described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Carpenter Kuhen & Sprayberry
Oxnard, California
February 16, 1998
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
January 31, 1998

ASSETS
CURRENT ASSETS:
 Cash                                                                 535,598
 Accounts receivable (net of allowance
   for doubtful accounts of $0)                                        12,659

Common stock subscriptions receivable                                  80,000

Inventory                                                             252,444

Prepaid expenses                                                       19,300

Deposits                                                                3,885

Notes receivable                                                       40,000

TOTAL CURRENT ASSETS                                                  943,886

Property and Equipment, at Cost                                     1,257,168

Other Assets                                                           98,189

                                                                    2,299,243

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                       7,505
 Other current liabilities                                             54,711
         Total current liabilities                                     62,216

COMMITMENTS AND CONTINGENCIES                                               -

STOCKHOLDERS' EQUITY
 Preferred stock - no par value
 Authorized - 10,000,000 shares
 Issued and outstanding - 5,000
 shares Series A 8.25% Cumulative
 Convertible at stated value
 of $100 per share                                                    495,800

 Common stock - no par value
 Authorized - 100,000,000 shares
 Issued and outstanding -
 2,939,450 shares                                                   2,592,544
 Additional paid-in capital                                             2,075
 Receivable from stockholders                                         (2,000)
 Accumulated deficit during
 development stage                                                  (851,392)

         Total stockholders' equity                                 2,237,027

                                                                    2,299,243

The accompanying notes are an integral part of these financial statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 31, 1998 and 1997 and for the
Period From January 19, 1995 (Date of Inception) through
January 31, 1998

                                                                                     Period from
                                                Year ended                      January 19, 1995
                                               January 31,                   (inception) through
                                            1998               1997             January 31, 1998

SALES                                     60,658                  -                       60,658

COST OF SALES                             87,654                  -                       87,654
         Gross margin                   (26,996)                  -                     (26,996)

GENERAL AND ADMINISTRATIVE EXPENSES:
  Professional and
  consulting fees                        183,482                  -                      183,482
  Wages                                  181,104                  -                      181,104
  Travel                                  94,999                  -                       94,999
  Legal and accounting                    74,084             28,876                      110,395
  Insurance                               52,577                  -                       52,577
  Depreciation and
  amortization expense                    48,286                100                       48,595
  Rent                                    34,334                450                       35,409
  Supplies                                24,331                  -                       24,331
  Other                                   17,328                  -                       17,328
  Advertising                             16,600                  -                       16,600
  Utilities                               15,263                  -                       15,263
  Employee moving expense                  9,721                  -                        9,721
  Dues and subscriptions                   6,075                  -                        6,075
  Postage and shipping                     2,845                  -                        2,845
  License and fees                         1,220                  -                        1,220
  Bank charges                                 -                 42                           90
  Directors' fees                              -                  -                        1,238
  Organizational expense                       -             35,872                       35,872

                                         762,249             65,340                      837,144

  Loss from operations                 (789,245)           (65,340)                    (864,140)


  Other income                             3,106                  -                        3,106
  Interest income                          9,642                  -                        9,642

         NET LOSS                      (776,497)           (65,340)                    (851,392)

NET LOSS PER SHARE:
  Basic and diluted                           (0.34)             (0.04)                       (0.45)

The accompanying notes are an integral part of these financial statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended January 31, 1998 and 1997 and for the
Period From January 19, 1995 (Date of Inception) through
January 31, 1995
(page 1 of 2)

                                           Preferred Stock                          Common Stock
                                          Shares             Amount              Shares             Amount
Issuance of stock for
 services January 19, 1995
 ($.005 per share)                             -                  -             347,500              1,738

Issuance of stock for
 cash during January, 1995
 ($.005 per share)                             -                  -           1,347,500              6,737

Rent provided at no charge                     -                  -                   -                  -

Loss for period ended
 January 31, 1995                              -                  -                   -                  -

Balance at January 31, 1995                    -                  -           1,695,000              8,475

Issuance of stock for cash,
 December 15, 1995,
 ($.005 per share)                             -                  -              18,000                 90

Issuance of stock for cash,
 January 12, 1996,
 ($.005 per share)                             -                  -               2,000                 10

Issuance of stock for cash,
 January 24, 1996,
 ($.005 per share)                             -                  -               2,000                 10

Rent provided at no charge                     -                  -                   -                  -

Loss for year ended
 January 31, 1996                              -                  -                   -                  -

Balance at January 31, 1996                    -                  -           1,717,000              8,585

Issuance of stock, September
 30, 1996 ($.01 per share)                     -                  -             200,000              1,000

Issuance of stock,
 November 1, 1996                              -                  -             300,000                  -

Stock contributed back to
 the Company, January
 31, 1997                                      -                  -           (332,000)                  -

Issuance of stock for cash,
 January 31, 1997,
 ($99.16 per share, net)                   5,000            495,800                   -                  -

Rent provided at no charge                     -                  -                   -                  -

Loss for the year ended
 January 31, 1997                              -                  -                   -                  -

Balance at
 January 31, 1997                          5,000            495,800           1,885,000              9,585

Issuance of stock,
 April 8, 1997 purchase of
 Sunkiss ($5.00 per share)                     -                  -             100,000            500,000

Issuance of stock for services
 April 30, 1997 ($.01 per share)               -                  -              32,000                320

Issuance of stock for cash during
 the year ended January 31, 1998
 ($2.26 per share, net)                        -                  -             922,450          2,082,589

Issuance of stock for services,
 October 13, 1997
 ($.01 per share)                              -                  -              10,000                100

Cancellation of stock issued for
 services                                      -                  -            (10,000)               (50)

Loss for the year ended
 January 31, 1998                              -                  -                   -                  -

Balance, January 31, 1998                  5,000            495,800           2,939,450          2,592,544

The accompanying notes are an integral part of these financial statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended January 31, 1998 and 1997 and for the
Period From January 19, 1995 (Date of Inception) through
January 31, 1995
(page 2 of 2)

                                                                            Accumulated
                                      Additional         Receivable             Deficit              Total
                                         Paid-in               from         Development      Stockholders'
                                         Capital       Stockholders               Stage             Equity
Issuance of stock for
 services January 19, 1995
 ($.005 per share)                             -                  -                   -              1,738

Issuance of stock for
 cash during January, 1995
 ($.005 per share)                             -                  -                   -              6,737

Rent provided at no charge                    25                  -                   -                 25

Loss for period ended
 January 31, 1995                              -                  -             (2,283)            (2,283)

Balance at January 31, 1995                   25                  -             (2,283)              6,217

Issuance of stock for cash,
 December 15, 1995,
 ($.005 per share)                             -                  -                   -                 90

Issuance of stock for cash,
 January 12, 1996,
 ($.005 per share)                             -                  -                   -                 10

Issuance of stock for cash,
 January 24, 1996,
 ($.005 per share)                             -                  -                   -                 10

Rent provided at no charge                   600                  -                   -                600

Loss for year ended
 January 31, 1996                              -                  -             (7,272)            (7,272)

Balance at January 31, 1996                  625                  -             (9,555)              (345)

Issuance of stock, September
 30, 1996 ($.01 per share)                 1,000            (2,000)                   -                  -

Issuance of stock,
 November 1, 1996                              -                  -                   -                  -

Stock contributed back to
 the Company, January
 31, 1997                                      -                  -                   -                  -

Issuance of stock for cash,
 January 31, 1997,
 ($99.16 per share, net)                       -                  -                   -            495,800

Rent provided at no charge                   450                  -                   -                450

Loss for the year ended
 January 31, 1997                              -                  -            (65,340)           (65,340)

Balance at
 January 31, 1997                          2,075            (2,000)            (74,895)            430,565

Issuance of stock,
 April 8, 1997 purchase of
 Sunkiss ($5.00 per share)                     -                  -                   -            500,000

Issuance of stock for services
 April 30, 1997 ($.01 per share)               -                  -                   -                320

Issuance of stock for cash during
 the year ended January 31, 1998
 ($2.26 per share, net)                        -                  -                   -          2,082,589

Issuance of stock for services,
 October 13, 1997 ($.01 per share)             -                  -                   -                100

Cancellation of stock issued for
 services                                      -                  -                   -               (50)

Loss for the year ended
 January 31, 1998                              -                  -           (776,497)          (776,497)

Balance, January 31, 1998                  2,075            (2,000)           (851,392)          2,237,027

The accompanying notes are an integral part of these financial statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31, 1998 and 1997 and for the Period from January 19, 1995 (Date of Inception) through January 31, 1998

                                                                                               Period from
                                                         Year ended                       January 19, 1995
                                                         January 31                         (Inception) to
                                                      1998               1997             January 31, 1998

Cash flows from operating activities:
 Net loss                                        (776,497)           (65,340)                    (851,392)

 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Noncash items included in net income:
 Rent                                                    -                450                        1,075
 Depreciation and amortization                      48,515                100                       48,515
 Stock issued for services                           2,870                  -                        4,608
 Net change in operating assets
  and liabilities                                (270,680)             29,648                    (239,822)

 Net cash used in operating
  activities                                     (995,792)           (35,142)                  (1,037,016)

Cash flows from investing activities:
 Payments for purchase of
  equipment                                      (766,170)           (19,512)                    (785,682)
 Payments for organizational
  costs                                           (87,000)           (10,893)                     (98,189)
 Payments for notes payable                        (6,250)                  -                      (6,250)

 Net cash used in investing
  activities                                     (859,420)           (30,405)                    (890,121)

Cash flows from financing activities:
 Proceeds from issuance of preferred
  stock                                                  -            495,800                      495,800

 Proceeds from issuance of common
  stock                                          1,920,088                  -                    1,926,935
 Decrease in notes payable -
  stockholder                                            -             80,000                       80,000
 Decrease in advances from
  stockholders                                    (70,278)             70,278                            -
 Decrease in notes payable                        (40,000)                  -                     (40,000)

 Net cash provided by financing
  activities                                     1,809,810            646,078                    2,462,735

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (45,402)            580,531                      535,598

Cash and cash equivalents, beginning
 of year (period)                                  581,000                469                            -
Cash and cash equivalents, end
 of year (period)                                  535,598            581,000                      535,598

The accompanying notes are an integral part of these financial statements.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS as of
January 31, 1998 and for the Period from January 19, 1995 (date of inception) through January 31, 1998


(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          This summary of accounting policies of Controlled
Environment Aquaculture Technology, Inc. is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles.

          Controlled Environment Aquaculture Technology, Inc. ("the Company"), formerly known as Global Capital Access Corporation, was incorporated under the laws of the State of Colorado on January 19, 1995.

a. DEVELOPMENT STAGE COMPANY. The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any significant business other than organizational efforts. The Company has made an aggressive commitment to commercialize state of the art, second generation technologies for intensive, sustainable growout production of shrimp, utilizing high health genetically improved
(HHGI) specific pathogen free (SPF) broodstock, technologies and breeding techniques developed and verified at commercial scales in the State of Hawaii.

b. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Controlled Environment Aquaculture Technology, Inc. and its wholly-owned subsidiaries, Ceatech HHGI Breeding Corp., Ceatech Plantations, Inc., Sunkiss Shrimp Co., Ltd., and Hawaii High Health Seafood Corp. Significant intercompany transactions and amounts have been eliminated in consolidation.

c. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.        CASH AND CASH EQUIVALENTS.  The Company
considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

e. ACCOUNTS RECEIVABLE. The Company considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required.

f. INVENTORIES. Inventory is stated at the lower of cost (first-in, first-out method) or market. Costs include proportionate costs of broodstock, plus the cost of maintenance to maturity. Purchased shrimp are carried at purchase cost, plus costs of maintenance to maturity.

g.        PROPERTY, EQUIPMENT, DEPRECIATION AND
AMORTIZATION.  Property and equipment are recorded at cost.
Depreciation and amortization of property and equipment are provided using both the straight-line and declining-balance methods over the following estimated useful lives:

                                                          Estimated
Asset Classification                                      Useful Life
Agricultural equipment                                    7-10 years
Land improvements                                           15 years
Buildings                                                   20 years
Office furniture and fixtures                              5-7 years
Vehicles                                                     5 years

          Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consists of:

Agricultural equipment                                       435,422
Land improvements                                            192,000
Buildings                                                     43,000
Office furniture and fixtures                                 25,238
Vehicles                                                      25,025

                                                             720,685

Less - accumulated depreciation                             (48,514)

                                                             672,171

Construction in progress                                     584,997

                                                           1,257,168

h. INCOME TAXES. The Company files a consolidated federal income tax return. The subsidiaries pay to or receive from the Parent Company the amount of federal income taxes they would have paid or received had the subsidiaries filed separate federal income tax returns.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

i. NET LOSS PER SHARE. Net loss per share is based on the weighted average number of common shares outstanding of 2,251,333 for 1998, 1,853,652 for 1997, and 1,911,692 for the period from
January 19, 1995 (inception) through January 31, 1998. Because there were no preferred dividends accrued in the current year, there is no effect on the basic or diluted earnings per share calculation. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have had an antidilutive effect for all periods presented.

Securities that were not included in the earnings per share calculation because they were antidilutive include the convertible preferred stock and warrants discussed further in Note 5. Subsequent to year end, the Company issued 456,500 common shares. These shares would change the number of common shares outstanding at year-end.

j.        CONCENTRATION OF CREDIT RISK - CASH.  The
Company maintains its cash balances in one financial institution located in Honolulu, Hawaii, which at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(2) GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.
The Company has sustained net losses since inception, and therefore in accordance with generally accepted accounting principles, doubt must be expressed regarding the Company's continuing viability.

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

In accordance with the terms of an Agreement and Plan or Reorganization dated January 14, 1997, on March 15, 1997, the Company acquired all of the issued and outstanding stock of Sunkiss, a Hawaii corporation, in a stock for stock exchange. In the transaction, the Company issued 100,000 shares of its common stock to the former stockholders of Sunkiss, and agreed to issue up to 100,000 additional shares of its common stock ("earn-out" shares) to the stockholders of Sunkiss upon completion of certain conditions. Upon completion of the transaction, Sunkiss became a wholly-owned subsidiary of the Company.

The conditions for issuance of the earn-out shares include (1) obtaining a lease from the State of Hawaii on approximately 78 acres of real property, (2) completion of construction of expanded hatchery facilities and one-half acre growout ponds, (3) completion of stocking of the first 36 one-acre growout ponds on the newly leased property, and (4) completion of the first full harvest of the 36 ponds. Condition
(1) has been satisfied; (2) is scheduled to become operational May 1, 1998; (3) is scheduled for June 1998; and (4) is scheduled to be completed during the 4th quarter of fiscal year ending January 31, 1999.

Sunkiss operations have been consolidated into Ceatech HHGI
Breeding Corporation and primarily operate as a breeding hatchery and maturation facility for high health genetically improved shrimp. The facility is located on approximately five acres located in Kekaha, on the island of Kauai. The expansion program scheduled for completion and operation by May 1, 1998, will increase the production capability to raise sufficient brood stock and seed (nauplii and post larvae) to supply all stock for the growing operations of the Company, with sales of surplus to selected independent shrimp farm growing operations. The Company has leased 83 acres from the State of Hawaii. The Company is also currently negotiating with the State of Hawaii (State) for acquisition of leases on additional adjoining acreage for the purpose of expanding future growout operations. On April 9, 1998, the Company was granted a revocable permit and Immediate Construction Right of Entry to approximately 313 additional adjacent acres from the State of Hawaii, Department of Land and Natural Resources for the construction of additional growout ponds.

Subsequent to January 31, 1998, the Company accepted a construction loan commitment in the amount of $3,000,000 from the Bank of America to complete the construction of the production facilities.
The loan will be guaranteed by the United States Department of Agriculture, under its Rural Development program. The construction loan will be for a period of 12 months during which time interest only payments are due monthly at the Bank of America's Reference Rate plus 2%. After completion of construction, a seven-year amortizing real estate loan will be provided by the Bank of America, which will also be guaranteed by the United States Department of Agriculture. Interest on the real estate loan for the first two years of the term will be the Bank of America Reference Rate plus 2%. Thereafter, the bank may, at its option, offer the following interest rate options: a) Floating Rate (Reference Rate plus 1.75%); b) adjustable rate based on a one-year Constant Maturities Treasury Index plus 2.75%; or c) six month jumbo CD plus 2.5%.

Subsequent to January 31, 1998, the Company issued 456,500 shares of stock for an issuance price of $1,366,250.

(3) BUSINESS ACQUISITION

As discussed in note 2, during the year ended January 31, 1998, the Company acquired Sunkiss Shrimp Co., Ltd. a Hawaii corporation in a stock for stock exchange. The total value of the stock exchanged was $500,000. This business combination was accounted for using the purchase method of accounting. The accompanying consolidated income statement includes the results of operations for Sunkiss from the period from March 15, 1997 through January 31, 1998. The following pro forma information shows the results of operations for the years ended January 31, 1998 and 1997 as though the acquisition had taken place at the beginning of each respective period:

                                                 Year ended January 31,
                                                      1998                         1997
Sales                                               79,673                       21,125
Net loss                                         (776,014)                     (66,094)

Loss per share                                          (0.34)                       (0.03)

(4) COMMITMENTS AND CONTINGENCIES

a.        Kekaha Agricultural Park Lease

Ceatech Plantations leases 83 acres of land from the State of Hawaii. The lease has a 45-year term, which expires on December 31, 2043.
Base rent is set at $12,289 per year for the first 15 years of the lease term. Additional rent due is any amount in excess of the base rent up to 3% of gross proceeds from the sale of commodities produced on the land. The rent amounts are to be re-determined after the 15th, 25th and 35th years of the lease.

b.        Crown Land of Waimea Lease

Sunkiss leases land from the State of Hawaii. The lease has a 35-year term, which expires on July 31, 2029. Rent is the greater of $800 per year or 3% of gross receipts. The rent amounts are to be re-determined after the 10th, 20th and 30th years of the lease.

Minimum future payments required under the leases are as follows:

Years Ending January 31,                   Amount
1999                                       13,089
2000                                       13,089
2001                                       13,089
2002                                       13,089
2003 and thereafter                       528,249
                                          580,605

On both leases the Company is allowed to recover its capital investment, prior to the payment of percentage royalty.

(5) STOCKHOLDERS' EQUITY

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

The Company also reserves the right to extend the expiration date or reduce the exercise price of any or all classes of warrants upon giving five days notice. The warrants can only be exercised when a current registration statement is on file for the shares underlying the warrants.

On January 31, 1997, the Company issued 5,000 shares of the Series
A 8.25% cumulative convertible preferred stock at a price of $100 per share. Proceeds from the sale of preferred stock were $495,800, net of expenses. The convertible preferred stock is redeemable, in whole or in part, at the option of the Company, at a redemption price of $110 per share, plus any accrued and unpaid dividends. The convertible preferred stock has a liquidation value of $100 and is convertible at the option of the holder into common stock, at a conversion price of $100 per share, subject to adjustment in certain events. Dividends on every share of preferred stock shall accumulate, whether or not earned or declared, for a period of one year from date of issuance. Thereafter, dividends at an annual rate of $8.25 per share are payable quarterly in arrears, when and as deemed by the Board of Directors. The payment of dividends on this Series A shall be preferred and in priority over dividends upon the common stock of the Company. Holders of preferred stock have voting rights, the same and identical as holders of common stock, and they are entitled to elect one member of the Board of Directors. The shares of preferred stock are restricted under Rule 144. The preferred stock dividend of $41,250 was not accrued during the current year beacuse the Company has a retained deficit. Had this been done, the effect on earnings per share would be immaterial.

As of January 31, 1998, the Company had 2,939,450 shares of its common stock issued and outstanding, together with 2,343,399 Class A warrants to purchase one additional share of common stock at $2.00. The warrants are exercisable from August 1, 1995, until December 31, 2001, and are not cancelable. Certain shares of common stock and warrants are restricted under Rule 144.

(6)  PENSION PLAN

During the year ended January 31, 1998, the Company adopted a qualified profit sharing plan with a 401(k) deferred compensation provision. All employees who are at least 21 years of age and have completed one year of service or were full-time employees at the time of adoption are eligible to participate. Participating employees may contribute the lesser of $9,500 or up to 15% of compensation per year. The Company may match a portion of the employee contributions on a discretionary basis, determined on an annual basis. During the year ended January 31, 1998, the Company did not make a matching contribution. Employees are immediately vested in their contributions.

Company contributions are vested based on the following schedule:

Years of                                   Vested
Service                                   Percent
Less than 2                                    0%
2                                             20%
3                                             40%
4                                             60%
5                                             80%
6                                            100%


(7)  INCOME TAXES

Total income tax expense differs from the expected tax expense
(computed by multiplying the United States federal statutory rate of approximately 35 percent for the years ended January 31, 1998 and 1997 to net income) as a result of the following:

                                             1998               1997
Computed "expected"
  tax benefit                             271,774             22,869
State tax benefit                          49,696              4,182
Other                                    (16,657)              (187)
Valuation allowance                     (304,813)           (26,864)

                                         $     --           $     --

The primary components of temporary differences which give rise to deferred taxes are as follows:

                                             1998               1997
Deferred tax asset
 Other timing differences                  12,420                 --
 Difference between tax
   and book basis of
   fixed assets                         (191,201)                 --
 Net operating loss
   carryforward                           332,275             26,864
 Deferred tax valuation
   allowance                            (153,494)           (26,864)
                                          $    --            $    --


At January 31, 1998, an operating loss carryforward of approximately $800,000 expiring in various years through 2013 is available to offset future taxable income for financial reporting purposes.

(8)  REGISTRATION OF SECURITIES

The Company has registered its common shares and units under
Section 12(g) of the 1934 Exchange Act.

(9)  RELATED PARTY TRANSACTIONS

A former Company director and secretary is a partner in the law firm which is the Company's general and securities counsel. Since inception, the Company has incurred $43,662 for legal services rendered.


(10)  STATEMENTS OF CASH FLOWS - SUPPLEMENTAL
DISCLOSURES

The net change in operating assets and liabilities shown on the statements of cash flows consists of the following:

                                                                                     Period from
                                                Year ended                          Jan. 19, 1995
                                                January 31,                       (Inception) to
                                                1998           1997                 Jan. 31, 1998

(Increase) Decrease:
  (10) Accounts receivable              (12,659)                 --                     (12,659)
  Inventory                            (252,444)                 --                    (252,444)
  Prepaid expenses                      (19,300)                 --                     (19,300)
  Deposits                               (3,885)                 --                      (3,885)
Increase (Decrease):
  (10) Accounts payable                 (23,353)             29,468                        7,505
  Other current liabilities               40,961                 --                       40,961

                                       (270,680)             29,468                    (239,822)

Non-cash investing and financing transactions:

Purchase of property
and equipment                             20,000                 --                       20,000
Notes payable                           (20,000)                 --                     (20,000)
                                              --                 --                           --

Sale of common stock                      80,000                 --                       80,000
Common stock subscription
receivable                              (80,000)                 --                     (80,000)
                                              --                 --                           --

Issuance of common stock                  80,000                 --                       80,000
Reduction of note payable               (80,000)                 --                     (80,000)
                                              --                 --                           --

Issuance of common stock                 500,000                 --                      500,000
Purchase of Sunkiss
 subsidiary                            (500,000)                 --                    (500,000)
                                              --                 --                           --

Issuance of common stock                      --              2,000                        2,000
Note receivable                               --            (2,000)                      (2,000)
                                              --                 --                           --

Increase in APIC                              --                450                        1,075
Rent expense contributed                      --              (450)                      (1,075)
                                              --                 --                           --

Issuance of common stock                   2,870                 --                        4,608
Services received                        (2,870)                 --                      (4,608)
                                              --                 --                           --

There was no cash paid for interest or taxes for the years ended January 31, 1998 or 1997 or for the period from January 19, 1995 (inception) through January 31, 1998.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING
AND FINANCIAL DISCLOSURES

(a)  DISMISSAL OF PRINCIPAL ACCOUNTANT

         Grant Thornton, LLP, Certified Public Accountants, 1132 Bishop Street, Suite 1000, Honolulu, Hawaii 96813-2830, the independent accountant previously engaged as the principal accountant to audit the registrant's financial statements, was dismissed, effective July 31, 1997. The Company filed a report on Form 8-K to report the dismissal of Grant Thornton, and in its filing, indicated that there were no known disagreements with Grant Thornton of a nature which were required to be reported. The Company believes its statement was accurate.

         Grant Thornton subsequently issued a statement indicating that there were disagreements between it and the Company of a nature which were required to be reported, and as required by applicable regulations, the Company filed the statement of Grant Thornton as an exhibit to an amended report on Form 8-K. It is the Company's position that the letter from Grant Thornton did not, in many respects, accurately state the facts, and that it was issued primarily as a result of the fact that there was an on-going billing dispute between the parties at that time. Additional details regarding the nature and extent of the dispute with Grant Thornton are included in the Company's 8-K filings.

         The report of Grant Thornton, LLP, on the financial statements of the registrant for the fiscal year ending January 31, 1997, did contain a going concern qualification but did not contain any other adverse opinion, disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles.

         The decision to change accountants was recommended and approved by the board of directors of the Company.


(b)  ENGAGEMENT OF NEW PRINCIPAL ACCOUNTANT

         The registrant has engaged a new independent accountant as the principal accountant to audit the registrant's financial statements. The registrant's new principal accountant is Carpenter, Kuhen & Sprayberry, 300 Esplanade Drive, Suite 250, Oxnard, California 93030 and the date of the engagement was September 11, 1997.


PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT.

         The names, ages and positions of all directors and executive officers serving the Company as of the end of its fiscal year were as follows:

Name                      Age               Positions Held

J.A. Garcia                70         President, Chief Executive
                                      Officer, & Chairman of the Board

Ronald Ilsley              57         Chief Financial Officer,
                                      Treasurer & Director

Ernest K. Dias             60         President, Chief Operating
                                      Officer

Robert Greenspan           48         Secretary

Paul Bienfang
Ph.D                       50         Senior Vice President, Director
                                      of Environmental Compliance and Technology.

Gordon J. Mau
(effective 1/15/98)        51         Director

Charles Spira
(effective 1/15/98)        66         Director


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


ROBERT M. GREENSPAN.

         Mr. Greenspan is an attorney licensed in the state of California and various federal courts. Mr. Greenspan's background is in business and insurance law. He has represented the interests of various businesses and individuals over the past 25 years in the areas of insurance, construction, and corporate matters. He is a former member of the Board of Directors of Western Community Drug Rehabilitation Foundation and the Strategic
Planning Committee of the City of Culver City's Direction 2000.

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

GORDON J. MAU

         Mr. Mau is a respected member of both the legal and financial community in Hawaii where he serves as both a practicing attorney and one of the directors of Hawaii National Bank and its parent, Hawaii National Bancshare, Inc. He also serves as an officer and/or director of Overseas Investors, Inc., Henry H. Wong Foundation and the Waialae Country Club, among other organizations. Mr. Mau is a member of the State Bar of Hawaii, Hawaii Board of Realtors, National Association of Realtors and the Hawaii Chapter of CCIM.

CHARLES P. SPIRA.

         Mr. Spira is President of Pacific View Management, Inc. a firm which is engaged in real estate development and national television syndications. He has also served on the long-range planning committee of the Board of Directors of St. Joseph Medical Center Foundation and as Chief Financial Officer of Newport Communications International, Inc. Mr. Spira is a CPA whose career included managing the Tax Department of Arthur Anderson &
Company, Los Angeles.


RONALD MORRISON.

Mr. Morrison has been Director of Marketing at El Paso, Texas, since
February 1, 1997. He is the Founder and Managing Director of Dos Aguilas International Trade Center, Inc., El Paso, Texas, 1992. He was Director of Operations IBM World Trade Corporation Area de Caribe, Mexico City; responsible for all IBM marketing and sales operations, all product divisions, in Mexico, Central America, Northern South America and the countries of the Caribbean. Served as Executive Assistant to the Chairman and C.E.O. of
IBM, Thomas J. Watson, Jr.  Mr. Morrison was also Vice President of
Marketing, Marshall Industries, San Marino, California.  He served as
Director of Marketing Booth Resources International, Inc., Los Angeles, California.

Mr. Morrison holds a B.A. degree in Industrial Economics from the University of California, at Berkeley, and an M.B.A. (Honors) in Operations Research and Industrial Management. Following graduation, he was awarded a Fulbright scholarship for study at Cambridge University, England.

MANAGEMENT/SUBSIDIARIES

Name                               Age                        Title
James N. Sweeney                    44          Vice President and Director
                                                of Shrimp Program, all subsidiaries

Ronald M. Bailey                    44          Manager, Systems and  Services,
                                                all subsidiaries


William K. Richards, Jr.            50          Vice President, Market Research
                                                Director, Hawaii High Health Seafood
                                                Corporation

Robert A. Kanna                     37          Vice President and General Manager,
                                                Sunkiss Shrimp Co. Ltd.

Landis Ignacio                      43          President, Sunkiss Shrimp Co. Ltd.;
                                                Director of Plantations and Facilities,
                                                CEATECH Plantations, Inc.

Ricky N. Oyama                      36          Manager, CEATECH HHGI Breeding
                                                Corp.

David M. Godin                      32          Shrimp Growout Manager, CEATECH
                                                Plantations, Inc.

David Anthony Leong                 31          Manager, Maturation and Hatchery
                                                Operations, CEATECH HHGI Breeding
                                                Corp.

JAMES N. SWEENEY. Vice President and Director of Shrimp Program, all subsidiaries since February 1, 1997. Honolulu, Hawaii.

         Shrimp Program Manager, The Oceanic Institute, Honolulu. Since 1983, Mr. Sweeney has managed and participated in all phases of shrimp research, development, breeding and hatchery, maturation and growout.

         Mr. Sweeney is a graduate of the Fuginaga Penaeid Shrimp Institute, Aio, Japan.

         He is an acknowledged authority in his field and has authored numerous publications and co-authored the Manual of Intensive Shrimp Production Technology.

RONALD M. BAILEY.  Manager, Systems and Services since January 1,
1997.  Honolulu, Hawaii.

         Since 1993, Mr. Bailey served as Procurement Manager and Director of Personnel and Compliance at The Oceanic Institute, Honolulu, Hawaii.
Prior to joining The Oceanic Institute, Mr. Bailey served in the United States Navy holding the positions of Manager, Budget and Procurement; Pacific
Region; Administrative and Personnel Officer, Special Security Officer, Navy Space Technology; Washington, D.C.; and Master Training Specialist, HQ
United States Pacific Fleet, Honolulu, Hawaii.

WILLIAM K. RICHARDS, JR.  Vice President, Market Research Director,
Hawaii High Health Seafood Corporation, since February 1, 1997.  Honolulu,
Hawaii.

         Manager of The Oceanic Institute, Honolulu, Hawaii, Keahulolu facility at Kona, Hawaii. The facility is the Institute's Aquaculture Education and Training Center, as well as the site of its SPF shrimp holding and breeding operations. During his 18-year tenure at the Institute, Mr. Richards managed and participated in various projects in all phases of marine shrimp research and development. He is a registered aquaculture lobbyist in the State of Hawaii. Additionally, from 1982 to 1984, Mr. Richards served as Manager of the State of Hawaii funded marine shrimp research and development program.

         Mr. Richards was a participant in the Leeward Community College Marine Technology Program and has authored numerous publications.


ROBERT A. KANNA.  Vice President and General Manager, Sunkiss Shrimp
Co. Ltd., Kekaha, Kauai, Hawaii, since March 15, 1997.  Hanapepe, Kauai.

         From 1984 to 1995, Mr. Kanna was involved in all facets of the shrimp program at The Oceanic Institute, as a research assistant and supervisor of intensive shrimp aquaculture technology. Mr. Kanna has traveled extensively in South America and South East Asia for The Oceanic Institute as an observer, troubleshooter, and personnel trainer for the transfer of shrimp technology.

         In 1995 he joined Sunkiss Farms Co. Ltd. where he initiated and successfully operated the shrimp technology developed at The Oceanic Institute as a total commercial venture, achieving growth and survival rates equaling the best results and performances reported from previous research and controlled commercial projects at The Oceanic Institute.

         Mr. Kanna has co-authored numerous important publications and presentations.

         Mr. Kanna attended Oregon State University from 1978 to 1983 where he received his Bachelor of Science degree in Fisheries.

LANDIS IGNACIO. President, Sunkiss Shrimp Co. Ltd., Kekaha, Hawaii. Director of Plantations and Facilities, CEATECH Plantations, Inc. since March 15, 1997. Kekaha, Hawaii.

         Mr. Ignacio founded Sunkiss Shrimp Co. Ltd. in 1991. In 1979 he became Senior Agriculture Coordinator, Irrigation Superintendent of Kekaha Sugar Co. He served as the Manager of Agricultural Operations of Amfac Sugar Kauai (formerly Kekaha Sugar Co.) from 1983 until January, 1997.
Mr. Ignacio was General Manager and Partner of Waimea Aquatics, an Aquaculture Farm.

         Professional Societies: Associate Director, West Kauai Soil and Water Conservation. Member, Waimea Professional and Business Association.
Member, Hawaii/Kauai Cattleman Association. Member, Hawaii Aquaculture Association.

         In 1978, Mr. Landis received a Bachelor of Science in Tropical Crop Production from the University of Hawaii, Hilo, Hawaii, and completed various management courses at San Jose State University, San Jose, California.

RICKY N. OYAMA.  Manager CEATECH HHGI Breeding Corp. since
March 15, 1997.  Lawai, Kauai.

         From 1985 to February, 1997, Mr. Oyama was involved in all phases of the Shrimp Program at The Oceanic Institute, Honolulu, Hawaii, specializing in the high health, genetically improved breeding program, maturation system design and development, including coordinating all maturation experiments. During 1993 and 1994 he was responsible for the technology transfer, design and setup, receiving and acclimation of broodstock and training of personnel from startup at high health projects in Panay in the Philippines and Salinas, Ecuador.

         Mr. Oyama received his B.A. in Aquaculture from the University of Hawaii at Manoa, Honolulu, Hawaii. He has co-authored and published several papers and articles on maturation, breeding, and broodstock of specific, pathogen free, and high health, genetically improved shrimp (Penaeus vannamei).

DAVID M. GODIN. Shrimp Growout Manager, CEATECH Plantations, Inc. since February 1, 1997. Waimea, Kauai.

         From 1988 to January, 1997, Mr. Godin participated in all phases of shrimp growout, serving as manager and research assistant in that area as well as interim quarantine and selective breeding programs of The Oceanic Institute, Honolulu, Hawaii.

         Mr. Godin graduated in May, 1987 with a Bachelor of Science Degree, Major in Natural Resource Studies, Minor in Wildlife Biology from the University of Massachusetts.

         Mr. Godin has published and co-authored various articles and dissertations on fluorescent elastomer internal tagging, feeding and nursery and growout performance of Pacific White Shrimp (Penaeus vannamei).

DAVID ANTHONY LEONG.  Manager, Maturation and Hatchery
Operations, CEATECH HHGI Breeding Corp. since April 1, 1997.  Kekaha,
Hawaii.

         December, 1995 to March, 1997, Maturation Department Manager of GMBS, Inc., Summerland Key, Florida.

         1989 to December 1995, The Oceanic Institute, Honolulu, Hawaii. Consultant for maturation and breeding projects, training specialist, disease technician, overseas consultant and trainer in hatchery and maturation.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         To the best knowledge and belief of the Company, each of the directors, officers or beneficial owners of more than 10% of the Company's securities named herein has filed all reports required to be filed by Section 16(a) of the Securities Exchange Act of 1934. None of such reports were filed on a timely manner following the changes in control of the Company described herein. Reporting obligations for Initial Statement of Beneficial Ownership of Securities, Statement of Changes in Beneficial Ownership, and the Annual Statement of Changes in Beneficial Ownership were delinquent and are now fully up to date.


Item 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation provided by the Company to its officers or directors for services rendered in all capacities to the Company during the fiscal year ended January 31, 1998. No executive officer received compensation in excess of $100,000 for services rendered in all capacities to the Company during the fiscal year ended January 31, 1998.

Name                               Position Held                 Compensation
J. Albert Garcia             Chief Executive Officer                   60,000
                             Chairman of the Board

Ernest K. Dias               President, Chief Operating                70,500
                             Officer, and Director

Ronald L. Ilsley             Chief Financial Officer                   61,000
                             Treasurer and Director

Paul Bienfang
Ph.D.                        Senior Vice President                     73,000
                             Director of Environmental
                             Compliance and
                             Technology

Robert Greenspan             Secretary                                  3,000

James N. Sweeney             Vice President and
                             Director of Shrimp Program                64,000

EMPLOYMENT CONTRACTS. The Company had no employment contracts with any of its officers or directors during the fiscal year ended January 31, 1998.

DIRECTOR COMPENSATION. The Company's directors do not receive any cash compensation for service on the Board of Directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

         The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors, and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all persons who were executive officers and directors as of the end of the most recent fiscal year, as a group.

Name and Address                      Amount and Nature of         Percent of
of Beneficial Owner                     Owned Beneficially        Class Owned
J.A. Garcia and                          300,000                 10.21%
Ruth E. Garcia
7 Waterfront Plaza
Honolulu, HI  98613<F1><F2>

Ernest K. Dias                           300,000                 10.21%
7 Waterfront Plaza
Honolulu, HI  98613<F1>

Hibiscus Investments, Inc.               200,000                  6.8%
San Diego, CA

Imperial Trust Company                   150,000                  5.1%
TR William H. Ahmanson
Trust 004414-00
Los Angeles, CA

Ronald L. Ilsley                         150,000                  5.1%
7 Waterfront Plaza
Honolulu, HI  98613<F1>

Robert Greenspan                          50,000                  1.7%
400 Corporate Pointe, Suite 800
Culver City, CA   90230

Paul Bienfang, Ph.D.                      62,000                  2.1%
7 Waterfront Plaza
Honolulu, HI  98613<F1>

Gordon J. Mau                            149,300                  5.1%
1000 Bishop Street, #303
Honolulu, HI  96813<F1>

Charles P. Spira                          89,000                  3.0%
7 Waterfront Plaza
Honolulu, HI  98613<F1>


All Officers and
Directors as a Group
(6 in number)                          1,050,300                 35.73%

<F1>
The person listed is an officer, a director, or both, of the Company.
<F2>
This listing does not include an additional 42,500 shares owned by The Rally Group, Ltd., a California corporation, of which Mr. Garcia may be deemed to be the beneficial owner.


         The foregoing table does not take into account 2,343,399 shares which may be acquired upon exercise of outstanding Class A warrants which expire December 31, 2001. Such warrants may not be exercised unless a registration statement for the shares underlying the warrants is filed and becomes effective, and no such registration statement is currently effective. The table also does not take into account up to 250,000 shares of common stock issuable upon conversion of the 5,000 presently outstanding shares of Series A, 8.25% cumulative convertible preferred stock, held by Unity House, Inc. Unity
House, Inc. is a non-profit organization for the benefit of unionized workers. Founded and funded originally by The Hawaii Teamster and Allied Workers
Union, Local 996, and The Hotel, Restaurant and Bartenders Union, Local 5.
The Unity House, Inc., investment portfolio funds and provides multiple benefits and services for its membership, including child care, college scholarships, retiree center and activities, low cost financing for home purchases, low cost housing projects, and legislative lobby for member issues.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company was incorporated under the laws of the State of Colorado on January 19, 1995, as Global Capital Access Corporation, for the purpose of being a capital market access vehicle. Gary S. Joiner, who until January 15, 1998 was an officer and director of the Company, was one of the promoters, and was an officer, director and principal shareholder of Global Capital Access Corporation.

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

         The Rally Group, Ltd. is controlled by J.A. Garcia, who is the Chief Executive Officer, and a director of the Company.

         The Rally Group, Ltd. acted as principal and agent in acquiring such shares and warrants. It subsequently transferred a portion of such shares and warrants to various key personnel as incentive to join the Company, including 300,000 shares that were transferred to J.A. and Ruth E. Garcia, as community property. In addition, The Rally Group, Ltd. contributed 332,000 shares of common stock and 864,000 Class A warrants back to the Company, without compensation, in order to minimize potential dilution to other shareholders.

In Late 1996, the Company hired various key management personnel and incorporated three wholly owned subsidiaries, CEATECH HHGI Breeding
Corp., CEATECH Plantations, Inc. and Hawaii High Health Seafood Corp.
for the purpose of commencing operations. CEATECH HHGI Breeding Corp. functions as the Aqua Breeding Center and broodstock repository responsible for genetic development, hatching and maturation, as well as production of "seed" (nauplii and post larvae) for Company growout operations or potential sales to selected clients. CEATECH Plantations, Inc. operates the Company's shrimp growout facilities, as well as production and harvest of shrimp for processing and sales and future recovery of shell waste for conversion to new products (chitin and by-products). Hawaii High Health Seafood Corp. will engage in the processing, packing, distribution, and marketing of the Company's plantation raw shrimp and "value added" cooked and prepared gourmet and dietary products.

         On or about March 15, 1997, in a stock for stock exchange, the Company acquired all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd., a Hawaii corporation. Following completion of the transaction, Sunkiss became a wholly owned subsidiary of the Company.

         Financing for the expansion and alteration of the hatchery and maturation facilities at the former Sunkiss Shrimp Co. facility at Kekaha, Kauai, (now CEATECH HHGI Breeding Corp.) the construction of 52 growout ponds for CEATECH Plantations, Inc. both wholly owned subsidiaries of the Company, and additional working capital for operations were provided by or arranged for by:

         1. Private placement of $500,000 8.25% Services A Cumulative Convertible Preferred Stock as of January 31, 1997.

         2. Private Placement dated May 1, 1997 under exception provided by Regulation D and Section 4(2) of the Securities Act and Rule 506
thereunder to "Accredited Investors" for a maximum of 100 units at $50,000 per unit or $5,000,000 gross proceeds. Approximately $2,150,000 of offering proceeds from this offering had been received as of January 31, 1998 with an additional $2,000,000 paid or committed by April 30, 1998.

         3. In early April, 1998 the Company accepted a construction loan commitment in the amount of $3,000,000 from the Bank of America to complete the first phase construction of the shrimp growout facilities . The loan will be guaranteed by the United States Department of Agriculture. The initial construction loan will be interest only for 12 months at Bank of America's Reference rate plus 2%. After completion of construction a 7 year real estate loan also guaranteed by the USDA will go into effect. The management feels that upon completion of this phase, the Company can continue its growth through internally generated cash flow and profits, or alternatively, additional debt financing or equity placements, as well as private partnership or limited liability corporation tax structured programs.

Item 13.  EXHIBITS AND REPORTS ON FORM 10-KSB.

         a.        The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.                   Document

3.1                          Articles of Incorporation (incorporated by reference to
Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

3.2 Bylaws (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

4.1                          Warrant Agent Agreement (incorporated by reference to
Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

4.2 Specimen Class A Warrant Certificate (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange
Commission on behalf of the Company on May 13, 1997)

21                           List of Subsidiaries (incorporated by reference to Form
10-KSB/A filed with the Securities and Exchange Commission on behalf of the
Company on May 13, 1997)

27                           Financial Data Schedule

         b. There were no reports filed by the Company for the last quarter of the fiscal year ending January 31, 1998.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY, INC.

By:       /s/ ____________________________________
         J.A. Garcia
         President, CEO and Director
Date: April __, 1998

By:       /s/ ____________________________________
         Ronald L. Ilsley
         Chief Financial Officer and Director
Date: April __, 1998

By:       /s/ ____________________________________
         Ernest K. Dias
         Director
Date: April __, 1998

By:       /s/ ____________________________________
         Secretary
Date:  April __, 1998

EXHIBIT 27 - FINANCIAL DATA SCHEDULE