Form 10QSB
period 1998-04-30
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1998-06-12
CIK 943941

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 30, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,564,950 shares of common stock outstanding as of June 5, 1998.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

Quarter Ended April 30, 1998
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries


Index to Consolidated Condensed Financial Statements


Consolidated Condensed Balance Sheet
Consolidated Condensed Statement of Operations
       and Accumulated Deficit
Consolidated Condensed Statement of Cash Flows
Notes to Consolidated Condensed Financial Statements
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEET - April 30, 1998
(unaudited)

                                             April 30,
                                             1998
                                             (UNAUDITED)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                 1,276,660
  Accounts receivable (net)                     1,890
  Stock Subscription Receivable                50,000
  Inventory                                   310,295
  Deposits and Prepaid Expenses                28,065
  Notes Receivable                             45,000
    Total current assets                    1,711,911

PROPERTY AND EQUIPMENT (net)                1,694,679
OTHER ASSETS (net)                            132,690

TOTAL ASSETS                                3,539,279

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                             75,052
  Other Current Liabilities                   106,550

TOTAL CURRENT LIABILITIES                     181,602

TOTAL LIABILITIES                             181,602
STOCKHOLDERS' EQUITY
 Preferred stock - no par value
 Authorized - 10,000,000 shares
 Issued and outstanding - 5,000
 shares Series A 8.25% Cumulative
 Convertible at stated value
 of $100 per share                            495,800

 Common stock - no par value
 Authorized - 100,000,000 shares
 Issued and outstanding -
 3,564,950 shares as of April
 30, 1998                                   4,008,794

Additional paid-in capital                         75

Retained Deficit                          (1,146,992)

TOTAL STOCKHOLDERS' EQUITY                  3,357,677

TOTAL EQUITY AND LIABILITIES                3,539,279

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND
ACCUMULATED DEFICIT FOR THE THREE MONTHS ENDED April 30,
1998 AND 1997
(unaudited)
Page 1 of 2

                                                                Period from
                                                               Jan 19, 1995
                               For the        For the           (inception)
                          three months   three months         through April
                                  1998           1997              30, 1998
Sales                            9,450          5,451                70,108
Cost of Goods Sold               9,588          2,180                97,242
Gross Operating
  Profit (Loss)                  (138)          3,271              (27,134)

General and Administrative
   Expenses                    285,148        182,670             1,119,858

Net Profit (Loss)            (285,287)      (179,399)           (1,146,992)

Accumulated deficit
   Beginning of period       (861,705)       (74,895)                     -
   End of period           (1,146,992)      (254,294)           (1,146,992)

Loss per common
 share                       0.11            .09                   0.48

Weighted number of
 shares outstanding          2,530,229      1,923,652             2,444,983

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS FOR THE
THREE MONTHS ENDED April 30, 1998 AND 1997

                                                            Period from
                                                            Jan 19, 1995
                               For the        For the       (inception)
                          three months   three months       through
                                  1998           1997       April 30, 1998
Cash flows from
   operating activities

Net cash used in
   operating activities      (218,863)      (182,758)           (1,255,880)

Cash flow from investing
   activities

Net cash used in
   investing activities      (471,010)       (64,877)           (1,361,132)

Cash flow from financing
   activities

Net cash used in
   financing activities      1,430,937      (212,190)             3,893,672

Net increase (decrease)
   in cash and cash
   equivalents                 741,061      (459,825)             1,276,659

Cash and cash equivalents at
   beginning of period         535,598        582,849                     0

Cash and cash equivalents at
   end of period             1,276,659        123,024             1,276,659

The accompanying notes are an integral part of these condensed financial statements.


CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS  - April 30, 1998

NOTE 1.  Basis of Presentation

       The information included in the consolidated condensed financial statements is unaudited, but includes all adjustments
(consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

       The consolidated statements include the accounts of Controlled Environment Aquaculture Technology, Inc. (the "Company") and its wholly-owned subsidiaries, Ceatech HHGI Breeding Corp., Ceatech
Plantations, Inc., and Sunkiss Shrimp Co., Ltd. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998.

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


NOTE 3.  Interest and Income Tax Expenses

       The Company neither incurred nor paid any interest or income tax liabilities during the interim periods presented.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

The information included in this Form 10-QSB should be read in conjunction with the Management's Discussion and Analysis of Financial Conditions or Plan of Operations and financial statements and notes thereto, included in the Company's Report 10-KSB dated
January 31, 1998.

During the quarter ended April 30, 1998, the Company made significant progress in the construction and substantial completion of the hatchery operated by its wholly owned subsidiary, CEATECH
HHGI Breeding Corp. The facility at Kekaha, on the island of Kauai, Hawaii, became operational May 1, 1998, and will operate as the broodstock repository, hatchery and maturation facility for the Company's high-health, genetically improved shrimp "seed supply."
The facility will be able to provide shrimp nauplii and post larvae ("seed") for the Company's growout ponds. The management also believes that the facility will be able to sell surplus seed on a commercial basis to other selected growers in the United States and abroad.

This second fiscal quarter also saw the start of development and the clearing of the 83 acre former agricultural park leased from the State of Hawaii, for the initial growout ponds. The first stage calls for the construction of 24 one-acre growout ponds and six half-acre nursery ponds. Management intends that the construction of additional ponds outlined above should be completed by early July with harvests starting on a continuing basis by mid fourth quarter of the current fiscal year.

Negotiations continue for lease by the Company of additional nearby state-owned land for additional future growout operations. The Company has to date been granted a Right of Entry Permit for an additional 300 acres, presently being surveyed prior to final acceptance by the Company.

The Company's overall financial position improved substantially for the period and as compared to the same period of the previous fiscal year primarily as a result of the receipt of additional proceeds totalling $1,366,000 from the sale of private placement units.

The sale of additional units from the Private Placement was terminated by the Company effective May 31, 1998. The Company believes that Private Placement proceeds received to date, coupled with the anticipated receipt of proceeds from the pending long-term loan commitment will provide sufficient capital to fulfill its projected first-phase needs until the commencement of regular harvest of shrimp product and start of steady revenue expected to begin during the last quarter of this year.

Total stockholders equity increased from $755,366 as of the end of the first quarter of the previous fiscal year and $2,237,027 at the fiscal year ended January 31, 1998 to $3,357,676. Cash increased to $1,276,660 from $535,598, as of the end of the fiscal year and $123,024 as of the end of the first quarter of the previous fiscal year. Total current assets increased to $1,711,911 from $943,886 at January 31, 1998, and $450,345 at April 30, 1997. As of April 30, 1998, the
Company had no long-term debt and total liabilities of $181,602, as compared to total liabilities of $130,438 as of April 30, 1997, and total liabilities of $62,216 as of January 31, 1998. The increase in liabilities during the first quarter is primarily the result of accounts payable incurred in conjunction with construction of the Company's hatchery and the start of development of the Company's initial growout ponds.

During the quarter ended April 30, 1998, the Company received approval from the Bank of America of a long-term $3,000,000 loan to be used for the funding of additional "growout" Aquaculture. The approval of the Hawaii Office of the USDA has been granted and it has been forwarded to Washington, DC for final approval and processing. Management believes that the USDA will grant final approval of the loan. However, in the event that final approval is not received, it is likely that the Company will be required to seek other sources of capital.

The Company continued in the development and start-up stage during this quarter with minimal revenue and continued losses during continued construction of the facilities.

It is anticipated that the Company will continue to receive only minimal revenue and will continue to incur operating losses until the fourth quarter of the current fiscal year. The Company anticipates that it will begin to receive revenues from the regular harvest and sale of shrimp during the fourth quarter.

On May 1, 1998, the Company engaged Mr. "Tom" Furukawa to serve as a Senior Vice President of CEATECH and Director of Processing and Distribution. For over 26 years Mr. Furukawa worked in various capacities for Fish King Processors, Inc., the national processor and distributor of Mrs. Fridays brand frozen seafood. Most recently he served as President and Vice Chairman of that company. The Company considers this a positive and important step in solidifying its in-house processing and marketing capabilities anticipatory to the initial production harvest.

CAUTIONARY STATEMENT REGARDING FORWARD-
LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding completion of construction of facilities, commencement of operations, operation and expansion of facilities, planned levels of shrimp production, marketing matters, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in completion of construction of facilities, lack of adequate financing, unexpected problems in obtaining licenses or permits, environmental costs and risks, competition and changes in market conditions, unanticipated problems or difficulties in operation of facilities, lack of adequate personnel, changes in project parameters as plans continue to be refined, and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of which speak only as of the date made.


Part II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       (c) The Company's private placement offering of unregistered securities continued during the quarter ended April 30, 1998. The unregistered securities, which are units consisting of 20,000 shares of common stock and 10,000 Class A warrants, are being offered and sold solely to accredited investors pursuant to an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, and Rule 506 thereunder. The Class A
Warrants included as part of the units give holders the right to purchase one additional share of common stock at a price of $2.00 per share, and expire, if not exercised, on December 31, 2001. The offering price is $50,000 per unit.

       During the quarter the Company received gross cash proceeds of $1,366,250.00 from the sale of units to accredited investors and as a result, issued a total of 625,500 additional shares of its common stock. The offering proceeds have been applied in part to working capital and in part to the payment of costs incurred in conjunction with construction of the Company's hatchery and the start of development of the Company's initial growout ponds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit 27 - Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter ended April 30, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(Registrant)



/s/____________________________________________
       J.A. Garcia, Chairman and CEO
       (Name, Title)

Date:  June 12, 1998