Form 10QSB
period 1998-07-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1998-08-28
CIK 943941

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,664,950 shares of common stock outstanding as of July 31, 1998.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

Quarter Ended July 31, 1998
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

Index to Consolidated Condensed Financial Statements
Consolidated Condensed Balance Sheet                        5
Consolidated Statement of Operations and
       Accumulated Deficit                                  7
Consolidated Condensed Statement of Cash Flows              10
Notes to Consolidated Condensed Financial Statements        11

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEET - July 31,
1998
(unaudited)

                                             July 31,
                                             1998
                                             (UNAUDITED)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   579,069
  Accounts receivable (net)                     2,700
  Stock Subscription Receivable                50,000
  Inventory                                   352,004
  Deposits and Prepaid Expenses                51,212
  Notes Receivable                             45,000
    Total current assets                    1,079,985

PROPERTY AND EQUIPMENT (net)                2,617,713
OTHER ASSETS (net)                            141,689

TOTAL ASSETS                                3,839,387

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            410,597
  Other Current Liabilities                    91,023

TOTAL CURRENT LIABILITIES                     501,620

TOTAL LIABILITIES                             501,620
STOCKHOLDERS' EQUITY
 Preferred stock - no par value
 Authorized - 10,000,000 shares
 Issued and outstanding - 5,000
 shares Series A 8.25% Cumulative
 Convertible at stated value
 of $100 per share                            495,800

 Common stock - no par value
 Authorized - 100,000,000 shares
 Issued and outstanding -
 3,664,950 shares as of July
 31, 1998                                   4,258,794

Additional paid-in capital                         75

Retained Deficit                          (1,416,902)

TOTAL STOCKHOLDERS' EQUITY                  3,337,766

TOTAL EQUITY AND LIABILITIES                3,839,387

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY,
INC.
(a development stage company)
and subsidiaries

Consolidated Statement of Operations and Accumulated Deficit for the Three and Six months ended July 31, 1998 and 1997, and for the Period from January 19, 1995 to July 31, 1998
(unaudited)
Page 1 of 2

                                              For the               For the
                                         three months          three months
                                        ended July 31         ended July 31
                                                 1998                  1997
Sales                                          48,934                18,166
Cost of Goods Sold                             39,924                17,240
Gross Profit (Loss)                             9,010                   926

General and Administrative
   Expenses                                   268,607               111,765

Net Profit                                  (259,599)             (110,839)

Accumulated deficit
   Beginning of period                    (1,146,993)             (254,294)
   Preferred Stock
     Dividend                                (10,312)                     -
   End of period                          (1,416,902)             (365,133)

Basic and diluted loss per
 common share                               (.07)                  (.06)

Weighted average number of
 shares outstanding                         3,614,950             1,975,659

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY,
INC.
(a development stage company)
and subsidiaries

Consolidated Statement of Operations and Accumulated Deficit for the Three and Six months ended July 31, 1998 and 1997, and for the Period from January 19, 1995 to July 31, 1998
(unaudited)
Page 2 of 2

                                                                    Period from
                                                                    Jan. 19, 1995
                              For the                For the        (inception)
                            six months            six months        through
                         ended July 31         ended July 31        July 31
                                  1998                  1997        1998
Sales                           58,384                23,617        119,042
Cost of Goods Sold              49,512                19,420        137,166
Gross Profit (Loss)              8,872                 4,197       (18,124)

General and Administrative
   Expenses                    553,757               294,435      1,378,154

Net Profit (Loss)            (544,885)             (290,238)    (1,396,278)

Accumulated deficit
   Beginning of period       (851,393)              (74,895)              -
   Preferred Stock
      Dividend                (20,624)                     -       (20,624)
   End of period           (1,416,902)             (365,133)    (1,416,902)

Basic and diluted loss per
 common share                 (.16)                (0.14)           (.46)

Weighted average number of
 shares outstanding          3,302,200             2,027,666      3,004,966

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY,
INC.
(a development stage company) and subsidiaries
Consolidated Condensed Statement of Cash Flows for the Six Months Ended July 31, 1998 AND 1997 and for the Period From January 19, 1995 to July 31, 1998

                                                            Period from
                                                            Jan 19, 1995
                               For the        For the       (inception)
                            six months     six months       through
                                  1998           1997       July 31, 1998
Cash flows from
   operating activities
Net cash used in
   operating activities        (5,245)      (340,228)           (1,261,126)

Cash flow from investing
   activities
Net cash used in
   investing activities      (932,033)      (154,209)           (2,293,165)

Cash flow from financing
   activities
Net cash provided by
   financing activities        239,687        382,810             4,133,360

Net increase (decrease)
   in cash and cash
   equivalents               (697,591)      (111,627)               579,069

Cash and cash equivalents at
   beginning of period       1,276,660        582,849                     -

Cash and cash equivalents at
   end of period               579,069        471,222               579,069

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS  - July 31, 1998

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

During the quarter ended July 31, 1998, the Company completed construction of the hatchery operated by its wholly owned subsidiary, CEATECH HHGI Breeding Corp. The facility at Kekaha, on the island of Kauai, Hawaii, became operational May 1, 1998, and will operate as the broodstock repository, hatchery and maturation facility for the Company's high-health, genetically improved shrimp "seed supply." The facility will provide shrimp nauplii and post larvae ("seed") for the Company's growout ponds. During the last week of July 1998, approximately 2.2 million post larvae shrimp were transferred from the hatchery facility to the first phase of Ceatech Plantations growout ponds. During the second quarter, Ceatech
HHGI also began making shipments of broodstock to both domestic and international shrimp producers. The Company is continuing to receive orders for both broodstock and seed from both domestic and international customers.

On June 1, 1998, Ceatech Plantations began construction of the Company's growout ponds at the Kauai Ag Park. The first stage calls for the construction of 20 one-acre growout ponds and six half-acre nursery ponds, on approximately 83 acres. As of July 31, 1998, two of the half-acre nursey ponds had been completed. Management currently anticipates that construction of the remainder of the first stage growout and nursery ponds will be completed during the fourth quarter of the current fiscal year, and anticipates that harvests of mature shrimp will begin on a continuing basis by the middle of the fourth quarter of the current fiscal year.

Ceatech Plantations continues to evaluate an additional 300 acres of land adjacent to the current growout facility.

The sale of additional units from the Private Placement was terminated by the Company effective May 31, 1998. The Company believes that Private Placement proceeds received to date, coupled with the anticipated receipt of proceeds from the pending long-term loan will provide sufficient capital to fulfill its projected first-phase needs until the commencement of regular harvest of shrimp product and start of steady revenue expected to begin during the last quarter of this year.

During the quarter ended July 31, 1998, the Company received final approval from the United States Department of Agriculture to provide a $3.0 million loan guarantee to the loan commitment from the Bank of America. This construction loan is for one year, followed by a seven-year term loan. This loan is in the final documentation phase. Management expects to close this financing during the third quarter.

Total stockholders equity increased from $1,180,561 as of the end of the second quarter of the previous fiscal year and $2,237,027 at the fiscal year ended January 31, 1998 to $3,337,766. Cash decreased from $1,276,660 from $579,069 during the second quarter, primarily as a result of the Company's investment into additional fixed assets. The Company's second quarter cash position increased from $471,222 for the same period ending July 31, 1997 to $579,069 for the period ending July 31, 1998. Total current assets increased to $1,079,985 from $943,886 at January 31, 1998, and $766,480 at July 31, 1997.
As of July 31, 1998, the Company had no long-term debt and total liabilities of $501,620, as compared to total liabilities of $101,774 as of July 31, 1997, and total liabilities of $62,216 as of January 31, 1998. The increase in liabilities during the second quarter is primarily a result of the Company's construction activities and the commencement of operation at the hatchery facility.

The Company continued in the development and start-up stage during this quarter with minimal revenue and continued losses during construction of the facilities.

It is anticipated that the Company will continue to receive only minimal revenue and will continue to incur operating losses until the fourth quarter of the current fiscal year. The Company anticipates that it will begin to receive revenues from the regular harvest and sale of shrimp during the fourth quarter.

The Company does not currently believe that Year 2000 issues are material to its business, operations or financial condition. It has not adopted any general plan to address Year 2000 issues relating to its business and does not currently believe that any expenses it may incur to remediate Year 2000 issues it encounters will be material.

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


Part II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       (c) The Company terminated its private placement offering of unregistered securities during the quarter ended July 31, 1998. The unregistered securities, which were units consisting of 20,000 shares of common stock and 10,000 Class A warrants, were offered and sold solely to accredited investors pursuant to an exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, and Rule 506 thereunder. The Class A Warrants included as part of the units give holders the right to purchase one additional share of common stock at a price of $2.00 per share, and expire, if not exercised, on December 31, 2001. The offering price was $50,000 per unit.

       During the quarter the Company received gross cash proceeds of $250,000 from the sale of units to accredited investors and as a result, issued a total of 100,000 additional shares of its common stock. The offering proceeds have been applied in part to working capital and in part to the payment of costs incurred in conjunction with construction of the Company's hatchery and the start of development of the Company's initial growout ponds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit 27 - Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter ended July 31, 1998.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(Registrant)


/s/____________________________________________
       R. L. Ilsley, Chief Financial Officer,
       Treasurer and Director
       (Name, Title)

Date:  August 27, 1998