Form 10QSB
period 1998-10-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1998-12-15
CIK 943941

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 1998.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-25868

                           CONTROLLED ENVIRONMENT
                         AQUACULTURE TECHNOLOGY, INC.
                  (Name of small business in its charter)

Colorado                                  84-1293167
(State or other                      (IRS Employer Id. No.)
jurisdiction of Incorporation)


CEA TECH USA, Inc.
3375 Koapaka Street, Suite H402
Honolulu, Hawaii                     96819
(Address of Principal Office)        Zip Code

Issuer's telephone number:   (808) 836-3707

7 Waterfront Plaza, Suite 400
500 Ala Moana Blvd., Honolulu, HI  96813
(Former name or former address, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,905,450 shares of common stock outstanding as of October 31, 1998.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

Quarter Ended October 31, 1998
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

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

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEET - October 31,
1998
(unaudited)

                                             October 31,
                                             1998
                                             (UNAUDITED)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   499,716
  Accounts receivable (net)                     3,287
  Stock subscription receivable                50,000
  Inventory                                   432,085
  Deposits and prepaid expenses                66,838
  Notes receivable                             45,000

TOTAL CURRENT ASSETS                        1,096,926

PROPERTY AND EQUIPMENT (net)                3,470,659
OTHER ASSETS (net)                            141,689

TOTAL ASSETS                                4,709,274

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            275,263
  Other Current Liabilities                   323,686

TOTAL CURRENT LIABILITIES                     598,949

Long term debt                              1,102,331
TOTAL LIABILITIES AND                       1,701,280
STOCKHOLDERS' EQUITY

 Common stock - no par value
 Authorized - 100,000,000 shares
 Issued and outstanding -
 3,905,450 shares as of October
 31, 1998                                   4,758,794

Additional paid-in capital                        175

Deficit accumulated during the
development stage                         (1,750,975)

TOTAL STOCKHOLDERS' EQUITY                  3,007,994

TOTAL LIABILITIES                           4,709,274
AND STOCKHOLDERS' EQUITY

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY,
INC.
(a development stage company)
and subsidiaries

Consolidated Condensed Statement of Operations and Deficit Accumulated During the Development Stage for the Three and Nine months ended October 31, 1998 and 1997, and for the Period from January 19, 1995 to October 31, 1998
(unaudited)
Page 1 of 2

                                              For the               For the
                                         Three months          Three months
                                     ended October 31       ended October 31
                                                 1998                  1997
Sales                                         152,726                 4,572
Cost of Goods Sold                             98,722                     1
Gross Operating
  Profit                                       54,004                 4,571

General and Administrative
   Expenses                                   383,877               142,032

Net Loss                                    (329,873)             (137,461)

Deficit Accumulated During the Development Stage

   Beginning of period                    (1,146,902)             (365,133)
   Conversion of Preferred
       Stock                                  (4,200)                     -
   End of period                          (1,750,975)             (502,594)

Basic and diluted loss per
 common share                               (.07)                  (.06)

Weighted average number of
 shares outstanding                         3,614,950             2,213,651

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY,
INC.
(a development stage company)
and subsidiaries

Consolidated Statements of Operations and Deficit Accumulated During the Development Stage for the Three and Nine months ended October 31, 1998 and 1997, and for the Period from January 19, 1995 to October 31, 1998 (unaudited)
Page 2 of 2

                                                                    Period from
                                                                    Jan. 19, 1995
                              For the                For the        (inception)
                           nine months           nine months        through
                      ended October 31      ended October 31        October 31
                                  1998                  1997        1998
Sales                          211,110                28,189        271,768
Cost of Goods Sold             148,234                19,421        235,888
Gross Operating Profit          62,876                 8,768         35,880

General and Administrative
   Expenses                    937,634               436,467      1,762,031

Net Loss                     (874,758)             (427,699)    (1,762,151)

Deficit Accumulated During the Development Stage

   Beginning of period       (851,393)              (74,895)              -
   Preferred Stock
      Dividend                (20,624)                     -       (20,624)
   Conversion of Preferred
      Stock                    (4,200)                     -        (4,200)
   End of period           (1,750,975)             (502,594)    (1,750,975)
Basic and diluted loss per
 common share                 (.22)                (0.19)           (.55)
Weighted average number of
 shares outstanding          3,614,950             2,213,651      3,004,966

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY,
INC.
(a development stage company) and subsidiaries
Consolidated Condensed Statement of Cash Flows for the Nine Months Ended October 31, 1998 and 1997 and for the Period From January 19, 1995 to October 31, 1998

                                                            Period from
                                                            Jan 19, 1995
                               For the        For the       (inception)
                           nine months    nine months       through
                                  1998           1997       October 31, 1998
Cash flows from
   operating activities
Net cash used in
   operating activities      (489,382)      (515,794)           (1,512,649)

Cash flow from investing
   activities
Net cash used in
   investing activities    (2,294,556)      (526,846)           (3,268,121)

Cash flow from financing
   activities
Net cash provided by
   financing activities      2,748,056      1,046,699             5,280,486

Net increase (decrease)
   in cash and cash
   equivalents                (35,882)          4,059               499,716

Cash and cash equivalents at
   beginning of period         535,598        582,849                     -

Cash and cash equivalents at
   end of period               499,716        586,908               499,716

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS  - October 31, 1998

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


NOTE 3.  Interest and Income Tax Expenses

       The Company paid interest of $491.64 during hte period. The Company neither incurred nor paid any income tax liabilities during the interim periods presented.

NOTE 4.  Secured Indebtedness

       On October 20, 1998, Ceatech Plantations, Inc., a wholly owned subsidiary of the Company, executed a loan agreement with Bank of America, Bank of America Community Development Bank, of Rancho Cordova, California, for a $3.0 million loan. The loan is structured as a one-year construction loan converting to a seven-year term loan. Proceeds from the loan will be used for construction of additional facilities at the Kekaha Agricultural Park in Kekaha, Kauai, Hawaii.

       During the construction phase, the Company may make draws based upon progress and inspections, and although interest will accrue, no payments are required to be made. At the end of one year, or upon completion of construction (in the event construction is completed in less than one year), the loan will convert into a seven-year fully-amortizing term loan requiring monthly payments of principal and interest.

       During the construction period and for the first two years of the term loan, the interest rate is based upon a specified margin over the Prime Lending Rate of Bank of America. Beginning on
September 9, 2001, the Company may elect to change the terms of the loan to have the interest rate based upon a specified margin over the current rate on one-year Treasury Notes.

       The Rural Development Agency of the United States
Department of Agriculture has provided Bank of America with a 90% loan guarantee. In addition, the Company and its subsidiaries have pledged substantially all of their assets, including all inventory and accounts receivable, as collateral for repayment of the loan.

Note 5.  Conversion of Preferred Stock

       During the period ending October 31, 1998, all outstanding Series A, 8.25% Cumulative Preferred Shares were converted to common shares on the basis of 50 common shares for each Series Preferred Share, thereby resulting in the issuance of 250,000 shares of common stock. In conjunction with the conversion the Board of Directors authorized issuance of 200,000 Warrants to the former Preferred Shareholder. Each of the Warrants provides the right to purchase one additional share of common stock at a price of $2.00 per share at any time on or before December 31, 2001, and the Warrants expire on December 31, 2001, if not exercised on or before that date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

The information included in this Form 10-QSB should be read in conjunction with the Management's Discussion and Analysis of Financial Conditions or Plan of Operations and financial statements and notes thereto, included in the Company's Report 10-KSB dated
January 31, 1998.

During the quarter ended October 31, 1998, the Company continued construction of the Company's growout ponds at the Kauai Ag Park.
The First Phase of this construction was completed during the period, and consisted of six half-acre nursery ponds and five one-acre growout production ponds. The growout ponds have been stocked with shrimp supplied by the Company's hatchery. The first harvest is scheduled for January, 1999.

On October 20, 1998, the Company signed a loan agreement with the Bank of America, which provides a $3.0 million, one-year construction loan, converting to a seven-year term loan. This loan is guaranteed by the United States Department of Agriculture and is secured by substantially all of the Company's assets. The proceeds of this loan are being used to complete construction of additional facilities at the Kauai Ag Park, including fifteen additional one-acre growout ponds, and a 4,800 square foot warehouse.

Total stockholder equity stood at $3,007,994 at the end of the period. During the quarter, cash decreased from $579,069 to $499,716 as a result of continued investment in fixed assets. Total Assets were $4,709,274 and consisted primarily of Property, Plant & Equipment of $3,470,659 (net). Accounts Payable decreased during the quarter from $410,597 to $275,263 as a result of the completion of the first phase of construction and the funding of the Bank of America loan.
At October 31, 1998, the Company's long term debt stood at $1,102,331 versus zero in previous periods. Management feels that the long-term debt is an appropriate structure considering the long-term nature of the majority of the Company's assets.

The Company continued in the development and start-up stage during this quarter with minimal revenue and continued losses during construction of the facilities.

It is anticipated that the Company will continue to receive only minimal revenue and will continue to incur operating losses throughout the remainder of the current fiscal year. The Company anticipates that it will begin to receive increased revenues from both the sale of hatchery products (broodstock and postlarvae) and from the regular harvest and sale of shrimp at the end of the fourth quarter of the current fiscal year and during the first quarter of the following fiscal year.

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

CAUTIONARY STATEMENT REGARDING FORWARD-
LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding completion of construction of facilities, commencement of operations, operation and expansion of facilities, planned levels of production and sale of broodstock, postlarvae and shrimp, marketing matters, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in completion of construction of facilities, lack of adequate financing, unexpected problems in obtaining licenses or permits, environmental costs and risks, competition and changes in market conditions, unanticipated problems or difficulties in operation of facilities, lack of adequate personnel, changes in project parameters as plans continue to be refined, and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of which speak only as of the date made.


Part II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       (c) During the period ending October 31, 1998, the holder of the outstanding Preferred Shares elected to convert all of the Series A, 8.25% Cumulative Convertible Preferred Stock to common shares. In accordance with its terms, the Series A Preferred was converted on the basis of 50 common shares for each Series Preferred Share, thereby resulting in the issuance of 250,000 shares of common stock.
As an incentive for conversion of the Series A Preferred, the Board of Directors authorized issuance to the former Preferred Shareholder of 200,000 Warrants, each of which provides the right to purchase one additional share of common stock at a price of $2.00 per share at any time on or before December 31, 2001. The Warrants expire on December 31, 2001, if not exercised on or before that date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit 27 - Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter ended October 31, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(Registrant)

/s/____________________________________________
       R. L. Ilsley, Chief Financial Officer,
       Treasurer and Director
       (Name, Title)
Date:  December 14, 1998