Form 10KSB
period 1999-01-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1999-04-30
CIK 943941

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           FORM 10-KSB

(Mark One)
X  - Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended January 31, 1999.

___- Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

                               CONTROLLED ENVIRONMENT AQUACULTURE
                                        TECHNOLOGY, INC.

__________________________________________________________
(Exact name of registrant as specified in its charter)

Colorado                  0-25868              84-1293167
__________________________________________________________
(State or other       (Commission                          I.R.S.Employer
jurisdiction           File Number)   Identification No.)
of incorporation)


Airport Industrial Park
3375 Koapake Street, Suite H402
Honolulu HI                                               96819
__________________________________________________________
(Address of Principal Office)                 (Zip Code)

(808) 836-3707
__________________________________________________________
Issuer's telephone number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $372,529.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2): $8,927,306 as of April 27, 1999.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __No__

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,905,450 (as of January 31, 1999).

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

          In late 1996, the Company hired various key management personnel and incorporated three wholly owned subsidiaries, CEATECH HHGI Breeding Corp., CEATECH Plantations, Inc. and
Hawaii High Health Seafood Corp. for the purpose of commencing operations. CEATECH HHGI Breeding Corp. is functioning as the Aqua Breeding Center and broodstock repository responsible for genetic development, hatching and maturation, as well as production of "seed" (nauplii and post larvae) for Company growout operations or potential sales to selected clients. CEATECH Plantations, Inc. is operating the Company's shrimp growout facilities, as well as handling production and harvest of shrimp for processing and sales and future recovery of shell waste for conversion to new products (chitin and by-products). Hawaii High Health Seafood Corp. is engaged in the processing, packing, distribution, and marketing of the Company's plantation raw shrimp and "value added" cooked and prepared gourmet and dietary products.

          On or about March 15, 1997, in a stock for stock exchange, the Company acquired all of the issued and outstanding stock of Sunkiss Shrimp Co., Ltd., a Hawaii corporation. Following completion of the transaction, Sunkiss became a wholly owned subsidiary of the Company.

          The Company to date remains in a start-up or development stage with minimal revenue and, at January 31, 1999, had a total of 40 employees. Inherent in the construction and development stage in the aquaculture industry are substantial, although mainly nonrecurring, expenditures for compliance with environmental laws and technical permitting encountered in meeting special water quality standards for control of supply and discharge of water and effluent, based on federal, state and local standards. To date all required procedures and requirements have been met and appropriate permits issued. The
Company is not presently aware of existing or future problems due to government regulations in this regard.

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

          Several of the Company's key technical, management, and operating personnel played significant roles in, and supervised many facets of, the work of The Oceanic Institute. The technology used by the Company will be an intensive, sustainable controlled environment shrimp growout process which was developed based upon controlled full-cycle growout studies conducted over several years by The Oceanic Institute using prototype ponds. The Company will continue the same technology using half- and one-acre ponds.

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

Location of Ceatech Production Facilities

          The Company believes that the Mana Plain area, near Kekaha, Kauai, where its growout operations are located, is an excellent location for shrimp aquaculture, due to its high solar radiation and unique rain fall and watershed patterns. In addition, much of this land which was previously used for sugar cane plantations, is currently fallow. As a result, the Company presently anticipates that for the foreseeable future, it will continue to lease State of Hawaii owned land for any expansion or future growout facilities (see Item 2. Description of Property).

Funding

          Financing for the expansion and alteration of the hatchery and maturation facilities at the former Sunkiss Shrimp Co. facility at Kekaha, Kauai, (now CEATECH HHGI Breeding Corp.) the
construction of 26 growout ponds for CEATECH Plantations, Inc., both wholly owned subsidiaries of the Company, and additional working capital for operations were provided by or arranged for by:

          1.        Private Placement of $500,000 8.25% Series A
Cumulative Convertible Preferred Stock as of January 31, 1997.

          2. Private Placement dated May 1, 1997 under exemptions provided by Regulation D and Section 4(2) of the Securities Act and Rule 506 thereunder for sales to "Accredited Investors" for a maximum of 100 units at $50,000 per unit or $5,000,000 gross proceeds. A total of $3,766,250 was received by the Company, and the Company issued 1,585,550 new shares.

          3. In early April, 1998 the Company accepted a construction loan commitment in the amount of $3,000,000 from the Bank of America to complete the first phase construction of the shrimp growout facilities . The loan is guaranteed by the United States Department of Agriculture. The construction loan requires interest only payments for 12 months at Bank of America's Reference rate plus 2%. The Loan Agreement was signed on September 9,
1998, and at January 31, 1999, $2,429,128 was disbursed to the Company. After completion of construction, a 7-year real estate loan also guaranteed by the USDA will go into effect. Management feels that upon completion of this phase, the Company can continue its growth through internally generated cash flow and profits, or alternatively, additional debt financing or equity placements, as well as private partnership or limited liability corporation tax structured programs.

Item 2.             Description of Property

          The Company's headquarters are located in an office complex at the Honolulu Airport, and consist of leased office space of approximately 1,200 sq. ft., at an annual rent of $18,469. All administrative, local sales and personnel functions are presently managed from this location. The Company also leases 900 sq. ft. of office space in Waimea, Kauai, at an annual rent of $6,000. The Waimea office coordinates accounting, purchasing and engineering for the operations in Kauai.

          CEATECH HHGI Breeding Corp. now occupies the five-acre former site of Sunkiss Shrimp Co. at Kekaha on the island of Kauai. The expansion and construction program is completed and the facility became operational for the Company's SPF broodstock repository, hatchery, maturation, and genetic breeding operations during July, 1998.


          The hatchery building consists of a 5,600 sq. ft. Sprung Structure and is windproof to 110 mph. The interior has a concrete floor and has been equipped with six 17.5 ton epoxy-coated larval rearing tanks, four 15 ft. diameter maturation tanks, two 14 ft. spawning tanks, a 200 sq. ft. room for feed preparation, and a mezzanine area for on-site management and communications. This hatchery is designed to permit production of not less than 6 million post larvae per month, and includes infrastructure to increase post larvae production to 12 million per month.

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

          CEATECH Plantations, Inc. operates all of the Company's shrimp growout facilities and is responsible for the production and harvesting of all shrimp for further processing, distribution, and sale. Future recovery of shell waste for conversion to new products (chitin and by-products) is also under their control.

          Construction of 26 round ponds is nearing completion. Six of these ponds are one-half acre nursery ponds, with the balance as one-acre, plastic lined circular ponds, containing special controlled bottom drainage for cleaning and water circulation as well as harvest.

          The Company began harvesting shrimp from these ponds in December, 1998. The results of these harvests have reconfirmed the Company's original projections on yield per pond.

          Ceatech Plantation's farm operation is located on approximately 83 acres of leased land at the Kekaha Aquacultural
Park. The lease with the State of Hawaii has a 45-year term that expires on December 31, 2043. Base rent is set at $150 per acre per year for the first 15 years with the rent in excess of the base value up to 3% of gross proceeds from sales. The base rent only is subject to increase after the 10th, 20th, and 30th year of the lease.

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

          Hawaii High Health Seafood is a wholly owned subsidiary responsible for the packaging and distribution of shrimp produced at Ceatech Plantations. Hawaii High Health Seafood currently rents, on a short-term agreement, a 2,000 sq. ft. processing facility located in the town of Hanapepa, Kauai. As of January 31, 1999, it employed 4 people. Management is evaluating other sites for possible construction of a larger facility to meet projected future production. The State of Hawaii is considering issuing a bond to help facilitate the construction.

Item 3.             Legal Proceedings

          The Company is not a party to any actual or pending legal proceedings of any nature whatsoever and is not aware of any claims threatened as potential that could lead to the same.

Item 4.             Submission of Matters to a Vote of Security Holders

          As of January 31, 1999.  None.

Item 5.             Market for Common Equity and Related Stockholder
Matters

          The Company's common shares commenced public trading on the Over the Counter, Bulletin Board in August 1997 after filing its 15c2-11 statement with the NASD.

          The range of high and low bid for each quarter since commencement of trading are as follows:

1997                       Aug/Sep/Oct
Low:                             2 1/2
High:                                5

1998                       Nov/Dec/Jan         Feb/Mar/Apr        May/Jun/Jul        Aug/Sep/Oct
Low:                             3 3/8               3 1/2              2 7/8              1 3/4
High:                            4 1/4               4 3/8              3 7/8              3 1/4

1999                       Nov/Dec/Jan
Low:                             2 1/8
High:                            4 1/2


These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

          At January 31, 1999, there were 3,905,450 common shares outstanding held by 401 shareholders of record.

          There have been no cash dividends declared or paid on the shares of common stock and management does not anticipate payment of dividends in the foreseeable future. Long-term bank loans presently restrict payment of cash dividends, possibly as long as seven years.

Item 6.             Management's Discussion and Analysis or Plan of
Operations

Overview

          The Company's balance sheet as of January 31, 1999, showed substantial improvement as compared to its balance sheet as of January 31, 1998. As of January 31, 1999, the Company had total assets of $5,498,142, as compared to $2,299,243 at January 31, 1998; current assets of $1,193,427, as compared to $943,886 at January 31, 1998; and stockholders' equity of $2,535,934, as compared to $2,237,027 at January 31, 1998.

          Revenues for the year ending January 31, 1999, were $372,529 vs. $60,658 in the prior year. While revenues were not adequate to produce a net profit, the Company did make progress toward achieving profitability, demonstrated by the profit from operations, before overhead.

          The first several months of the past fiscal year were primarily spent on preparing and processing all the necessary applications and environmental studies which are required in order to obtain the permits, permissions, and leases preparatory to the start of engineering and construction of the shrimp growout facilities, and specific design, engineering, and layout of the expansion and construction of the Sunkiss Facility acquired on March 15, 1997.

          Operations for the continued development of SPF broodstock, including some proprietary crosses now being finally challenged for taura resistance, were conducted by Company technical personnel and management.

          Construction was started during the middle of the fiscal year on the "grow out" facilities for Ceatech Plantation. As ponds were completed, the Company "planted" the ponds with shrimp produced by the hatchery facility. The Company began harvesting shrimp during December, 1998. At January 31, 1999, the Company had 13 one-acre ponds and 6 one-half acre ponds in production.

          The proceeds of the Private Placement completed as of April 30, 1998, the $3,000,000 long-term loan guaranteed by the U.S. Department of Agriculture, together with the cash flow and profits from the operations outlined above should allow the Company sufficient capital to complete the project and operate successfully. Management believes the Company should have sufficient cash available to satisfy its projected needs for the next 12 months.

          At January 31, 1999, the Company had 40 employees.

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


Item 7.  FINANCIAL STATEMENTS.

          See following pages.
CONTROLLED ENVIRONMENT AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

As of January 31, 1999, for the Years Ended January 31, 1999, and
1998 and for the Period From January 19, 1995 (Date of Inception)
Through January 31, 1999

C O N T E N T S


Report of Independent Certified Public Accountants - 15

Consolidated Balance Sheet - 17
Consolidated Statements of Operations - 19
Consolidated Statement of Stockholders' Equity - 21
Consolidated Statements of Cash Flows - 27

Notes to Financial Statements - 29

CONTROLLED ENVIRONMENT AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
AND SUBSIDIARIES

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Controlled Environment Aquaculture Technology, Inc.

We have audited the accompanying consolidated balance sheet of Controlled Environment Aquaculture Technology, Inc. (a development stage company) and Subsidiaries as of January 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 1999 and 1998, and for the period from January 19, 1995 (date of inception) through January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The
Company's financial statements as of and for the year ended January
31, 1996, and for the period from January 19, 1995 (date of inception) through January 31, 1996, were audited by other auditors whose report, dated February 8, 1996, expressed an unqualified opinion on those statements. The financial statements for the period from January 19, 1995 (date of inception) through January 31, 1996 reflect total revenues and net loss of $-0- and $(9,555), respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the aforementioned report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Controlled Environment Aquaculture Technology, Inc. and
Subsidiaries as of January 31, 1999, and the consolidated results of their operations and their cash flows for the years ended January 31, 1999 and 1998, and for the period from January 19, 1995 (date of inception) through January 31, 1999, in conformity with generally accepted accounting principles.

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

Carpenter Kuhen & Sprayberry
Oxnard, California
February 18, 1999
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
January 31, 1999

ASSETS
CURRENT ASSETS:
 Cash                                                                  61,780
 Restricted cash                                                      374,831
 Accounts receivable (net of allowance
   for doubtful accounts of $0)                                        52,365

Inventory                                                             659,940

Prepaid expenses                                                       32,697

Deposits                                                               11,814

TOTAL CURRENT ASSETS                                                1,193,427

Property and Equipment, Net                                         4,206,815

OTHER ASSETS:
 Other assets                             43,500
 Notes receivable                         54,400                       97,900

TOTAL ASSETS:                                                       5,498,142

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                     229,643
 Accrued expenses                                                      70,499
 Deposits                                                              57,938
 Line of credit                                                       175,000
 Current portion of long-term debt                                     82,100

         Total current liabilities                                    615,180

LONG-TERM DEBT                                                      2,347,028

COMMITMENTS AND CONTINGENCIES                                               -

STOCKHOLDERS' EQUITY
 Common stock - no par value
 Authorized - 100,000,000 shares
 Issued and outstanding -
 3,905,450 shares                      4,758,794

 Additional paid-in capital                2,075
 Retained deficit                    (2,224,935)

         Total stockholders' equity                                 2,535,934

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                              5,498,142

The accompanying notes are an integral part of the financial statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 31, 1999 and 1998 and for the
Period From January 19, 1995 (Date of Inception) through
January 31, 1999

                                                                                     Period from
                                                Year ended                      January 19, 1995
                                               January 31,                   (inception) through
                                            1999               1998             January 31, 1999

SALES                                    372,529             60,658                      433,187

COST OF SALES                            349,955             87,654                      437,609
         Gross margin                     22,574           (26,996)                      (4,422)

GENERAL AND ADMINISTRATIVE EXPENSES:
                                       1,297,984            762,249                    2,135,128
Loss from operations:                (1,275,410)          (789,245)                  (2,139,550)

OTHER INCOME (EXPENSE):
  Interest income                         27,609              9,642                       37,251
  Other income                                 -              3,106                        3,106
  Interest expense                       (2,728)                  -                      (2,728)

                                          24,881             12,748                       37,629
  Loss before cumulative effect
  of a change in
  accounting principle               (1,250,529)          (776,497)                  (2,101,921)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
                                        (98,189)                  -                     (98,189)
         Net loss                    (1,348,718)          (776,497)                  (2,200,110)

BASIC AND DILUTED LOSS PER SHARE:
         Loss before cumulative
         effect of a change in
         accounting principle            (.35)                (.34)                       (.91)


         Cumulative effect of a
         change in accounting
         principle                       (.03)                 -                          (.04)

         Net loss                        (.38)                (.34)                       (.95)

The accompanying notes are an integral part of the financial statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended January 31, 1999, 1998, 1997, and 1996 and for the period from January 19, 1995 (Date of Inception) through January 31, 1995
(page 1 of 2)

                                           Preferred Stock                          Common Stock
                                          Shares             Amount              Shares             Amount
Issuance of stock for
 services January 19, 1995
 ($.005 per share)                             -                  -             347,500              1,738

Issuance of stock for
 cash during January, 1995
 ($.005 per share)                             -                  -           1,347,500              6,737

Rent provided at no charge                     -                  -                   -                  -

Loss for period ended
 January 31, 1995                              -                  -                   -                  -

Balance at January 31, 1995                    -                  -           1,695,000              8,475

Issuance of stock for cash,
 December 15, 1995,
 ($.005 per share)                             -                  -              18,000                 90

Issuance of stock for cash,
 January 12, 1996,
 ($.005 per share)                             -                  -               2,000                 10

Issuance of stock for cash,
 January 24, 1996,
 ($.005 per share)                             -                  -               2,000                 10

Rent provided at no charge                     -                  -                   -                  -

Loss for year ended
 January 31, 1996                              -                  -                   -                  -

Balance, January 31, 1996                      -                  -           1,717,000              8,585

Issuance of stock, September
 30, 1996 ($.01 per share)                     -                  -             200,000              1,000

Issuance of stock,
 November 1, 1996                              -                  -             300,000                  -

Stock contributed back to
 the Company, January
 31, 1997                                      -                  -           (332,000)                  -

Issuance of stock for cash,
 January 31, 1997,
 ($99.16 per share, net)                   5,000            495,800                   -                  -

Rent provided at no charge                     -                  -                   -                  -

Loss for the year ended
 January 31, 1997                              -                  -                   -                  -

Balance at
 January 31, 1997                          5,000            495,800           1,885,000              9,585

Issuance of stock,
 April 8, 1997 purchase of
 Sunkiss ($5.00 per share)                     -                  -             100,000            500,000

Issuance of stock for services
 April 30, 1997 ($.01 per share)               -                  -              32,000                320

Issuance of stock for cash during
 the year ended January 31, 1998
 ($2.26 per share, net)                        -                  -             922,450          2,082,589

Issuance of stock for services,
 October 13, 1997
 ($.01 per share)                              -                  -              10,000                100

Cancellation of stock issued for
 services                                      -                  -            (10,000)               (50)

Loss for the year ended
 January 31, 1998                              -                  -                   -                  -

Balance, January 31, 1998                  5,000            495,800           2,939,450          2,592,544

Payment of preferred dividends
($4.125 per share)                             -                  -                   -                  -

Issuance of stock for cash during
the year ended January 31, 1999
($2.33) per share, net)                        -                  -             716,000          1,666,250

Conversion of preferred shares
($2.00 per share)                        (5,000)          (495,800)             250,000            500,000

Loss for the year ended
 January 31, 1999                              -                  -                   -                  -

Balance, January 31, 1999                      -                  -           3,905,450          4,758,794

The accompanying notes are an integral part of the financial statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended January 31, 1999, 1998, 1997, and 1996, and for the Period From January 19, 1995 (Date of Inception) through January 31, 1995 (page 2 of 2)

                                                                            Accumulated
                                                         Additional             Deficit              Total
                                                            Paid-in         Development      Stockholders'
                                                            Capital               Stage             Equity
Issuance of stock for
 services January 19, 1995
 ($.005 per share)                                                -                   -              1,738

Issuance of stock for
 cash during January, 1995
 ($.005 per share)                                                -                   -              6,737

Rent provided at no charge                                       25                   -                 25

Loss for period ended
 January 31, 1995                                                 -             (2,283)            (2,283)

Balance at January 31, 1995                                      25             (2,283)              6,217

Issuance of stock for cash,
 December 15, 1995,
 ($.005 per share)                                                -                   -                 90

Issuance of stock for cash,
 January 12, 1996,
 ($.005 per share)                                                -                   -                 10

Issuance of stock for cash,
 January 24, 1996,
 ($.005 per share)                                                -                   -                 10

Rent provided at no charge                                      600                   -                600

Loss for year ended
 January 31, 1996                                                 -             (7,272)            (7,272)

Balance at January 31, 1996                                     625             (9,555)              (345)

Issuance of stock, September
 30, 1996 ($.01 per share)                                    1,000                   -              2,000

Issuance of stock,
 November 1, 1996                                                 -                   -                  -

Stock contributed back to
 the Company, January
 31, 1997                                                         -                   -                  -

Issuance of stock for cash,
 January 31, 1997,
 ($99.16 per share, net)                                          -                   -            495,800

Rent provided at no charge                                      450                   -                450

Loss for the year ended
 January 31, 1997                                                 -            (65,340)           (65,340)

Balance at
 January 31, 1997                                             2,075            (74,895)            432,565

Issuance of stock,
 April 8, 1997 purchase of
 Sunkiss ($5.00 per share)                                        -                   -            500,000

Issuance of stock for services
 April 30, 1997 ($.01 per share)                                  -                   -                320

Issuance of stock for cash during
 the year ended January 31, 1998
 ($2.26 per share, net)                                           -                   -          2,082,589

Issuance of stock for services,
 October 13, 1997 ($.01 per share)                                -                   -                100

Cancellation of stock issued for
 services                                                         -                   -               (50)

Loss for the year ended
 January 31, 1998                                                 -           (776,497)          (776,497)

Balance, January 31, 1998                                     2,075           (851,392)          2,239,027

Payment of preferred dividends ($4.125
per share)                                                        -            (20,625)           (20,625)

Issuance of stock for cash during the year
 ended January 31, 1999
 ($2.33 per share, net)                                           -                   -          1,666,250

Conversion of preferred shares
 ($2.00 per share)                                                -             (4,200)                  -

Loss for the year ended
 January 31, 1999                                                 -         (1,348,718)        (1,348,718)

Balance, January 31, 1999                                     2,075         (2,224,935)          2,535,934

The accompanying notes are an integral part of these financial statements. CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31, 1999 and 1998 and for the Period from January 19, 1995 (Date of Inception) through January 31, 1999

                                                                                               Period from
                                                         Year ended                       January 19, 1995
                                                         January 31                         (Inception) to
                                                      1999               1998             January 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      (1,348,718)          (776,497)                  (2,200,110)


 Adjustments to reconcile net loss to
    net cash used in operating activities:
   Noncash items included in net income:
   Rent                                                  -                  -                        1,075
   Depreciation and amortization                   228,687             48,515                      277,202
   Stock issued for services                             -              2,870                        4,608
   Cumulative effect of a change in
    accounting principle                            98,189                  -                       98,189
   Net change in operating assets
    and liabilities                              (158,914)          (270,680)                    (398,736)

         Net cash used in operating
         activities                            (1,180,756)          (995,792)                  (2,217,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for purchase of
  equipment                                    (3,178,334)          (766,170)                  (3,964,017)
 Payments for purchase of
  other assets                                    (43,500)                  -                     (43,500)
 Payments for organizational
  costs                                                  -           (87,000)                     (98,189)
 Increase in notes receivable                     (12,400)           (40,000)                     (52,400)

         Net cash used in investing
         activities                            (3,234,234)          (893,170)                  (4,158,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term
  debt                                           2,429,128                  -                    2,429,128
 Net borrowings from
  line of credit                                   175,000                  -                      175,000
 Proceeds from issuance of
  common stock                                   1,666,250          1,920,088                    3,593,186
 Proceeds from issuance of
  preferred stock                                        -                  -                      495,800
 Decrease in notes payable                        (13,750)            (6,250)                     (20,000)
 Increase in notes payable                               -                  -                       80,000
 Payment of preferred stock
  dividend                                        (20,625)                  -                     (20,625)
 Collection of common stock
  subscription receivable                           80,000                  -                       80,000
 Net change in advances from
  stockholders                                           -           (70,278)                            -

         Net cash provided by financing
         activities                              4,316,003          1,843,560                    6,812,489

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (98,987)           (45,402)                      436,611

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR (PERIOD)                                  535,598            581,000                            -

CASH AND CASH EQUIVALENTS, END
 OF YEAR (PERIOD)                                  436,611            535,598                      436,611

The accompanying notes are an integral part of the financial statements.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC. (a development stage company)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS as of
January 31, 1999 and for the Period from January 19, 1995 (date of inception) through January 31, 1999


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

e.        CONCENTRATION OF CREDIT RISK - CASH.  The
Company maintains its cash balances in financial institutions located in Honolulu, Hawaii. The balances are insured by the Federal
Deposit Insurance Corporation up to $100,000. At various times throughout the year ended January 31, 1999, the Company has maintained balances in excess of federally insured limits. The Company's uninsured balance totaled $194,773 at January 31, 1999.

f. RESTRICTED CASH. The Company has a line of credit and a note payable which provide for restrictions on certain cash balances. The line of credit requires that the Company maintain a certificate of deposit with the bank of not less than $250,000.

          The Bank of America construction note payable requires that the Company maintain certain sums to provide for the costs of certain construction items not financed by the construction loan. The funds are released as construction on these items are completed.

g. ACCOUNTS RECEIVABLE. The Company considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required.

h. INVENTORY. Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. Costs include proportionate costs of broodstock, plus the cost of maintenance to maturity.

i.        PROPERTY, EQUIPMENT, DEPRECIATION AND
AMORTIZATION.  Property and equipment are recorded at cost.
Depreciation and amortization of property and equipment are provided using both the straight-line and declining-balance methods over the following estimated useful lives:

(1)

                                                          Estimated
Asset Classification                                      Useful Life
Ponds                                                    10-20 Years
Buildings                                                20-39 Years
Land improvements                                        15-39 Years
Agricultural equipment                                    7-10 Years
Vehicles                                                     5 Years
Office furniture and fixtures                              5-7 Years

          Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consists of:

Ponds                                                      1,695,258
Buildings                                                    905,645
Land improvements                                            616,371
Agricultural equipment                                       581,051
Vehicles                                                      60,311
Office furniture and fixtures                                 58,192

                                                           3,916,828

Less - Accumulated depreciation                            (228,687)

                                                           3,688,141
Construction in progress                                     518,674

                                                           4,206,815

j. INTEREST EXPENSE. The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. During the year ended
January 31, 1999, total interest incurred was $38,353, of which $35,525 was capitalized and $2,728 was charged to operations. The Company did not incur any interest expense during the year ended
January 31, 1998.

k. INCOME TAXES. The Company files a consolidated federal income tax return. The subsidiaries pay to or receive from the parent company the amount of federal income taxes they would have paid or received had the subsidiaries filed separate federal income tax returns.

          Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

l. NET LOSS PER SHARE. Net loss per share is based on the weighted average number of common shares outstanding of 3,547,158 for 1999, 2,251,333 for 1998, and 2,315,856 for the period from
January 19, 1995 (inception) through January 31, 1999. Because there were no preferred dividends accrued in 1998, there is no effect on the basic or diluted earnings per share calculation. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have had an antidilutive effect for all periods presented.

          Securities that were not included in the 1998 earnings per share calculation because they were antidilutive consist of the convertible preferred stock and warrants discussed further in Note 5.


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

          The conditions for issuance of the earn-out shares include (1) obtaining a lease from the State of Hawaii on approximately 78 acres of real property, (2) completion of construction of expanded hatchery facilities and one-half acre growout ponds, (3) completion of stocking of the first 36 one-acre growout ponds on the newly leased property, and (4) completion of the first full harvest of the 36 ponds. Condition
(1) has been satisfied; (2) became operational in June, 1998; (3) 9 of the first 36 growout ponds were stocked during the year ended
January 31, 1999; and (4) management expects this to be accomplished during the year ended January 31, 2000.

          Sunkiss operations have been consolidated into Ceatech HHGI Breeding Corporation and primarily operate as a breeding hatchery and maturation facility for high health genetically improved shrimp. The facility is located on approximately five acres located in Kekaha, on the island of Kauai. The expansion program which was completed in June, 1998, will increase the production capability to raise sufficient brood stock and seed (nauplii and post larvae) to supply all stock for the growing operations of the Company, with sales of surplus to selected independent shrimp farm growing operations. The Company has leased 83 acres from the State of Hawaii. The
Company is also currently negotiating with the State of Hawaii (State) for acquisition of leases on additional adjoining acreage for the purpose of expanding future growout operations. On April 9, 1998, the Company was granted a revocable permit and Immediate
Construction Right of Entry to approximately 313 additional adjacent acres from the State of Hawaii, Department of Land and Natural Resources, for the construction of additional growout ponds.

During the year ended January 31, 1999, the Company accepted a construction loan commitment in the amount of $3,000,000 from the
Bank of America to complete the construction of the production
facilities.   The loan is guaranteed by the United States Department of
Agriculture, under its Rural Development program. The construction loan is for a period of 12 months during which time interest only payments are due monthly at the Bank of America's Reference Rate plus 2%. After construction is completed, a seven-year amortizing real estate loan will be provided by the Bank of America, which will also be guaranteed by the United States Department of Agriculture. Interest on the real estate loan for the first two years of the term will be the Bank of America Reference Rate plus 2%. Thereafter, the bank may, at its option, offer the following interest rate options: a) Floating Rate (Reference Rate plus 1.75%); b) adjustable rate based on a one-year Constant Maturities Treasury Index plus 2.75%; or c) six month jumbo CD plus 2.5%.

(3) COMMITMENTS AND CONTINGENCIES

          a. Kekaha Agricultural Park Lease. Ceatech Plantations leases 83 acres of land from the State of Hawaii. The lease has a 45-year term, which expires on December 31, 2043. Base rent is set at $12,289 per year for the first 15 years of the lease term. Additional rent due is any amount in excess of the base rent up to 3% of gross proceeds from the sale of commodities produced on the land. The rent amounts are to be re-determined after the 15th, 25th and 35th years of the lease.

          b. Crown Land of Waimea Lease. Sunkiss leases land from the State of Hawaii. The lease has a 35-year term, which expires on July 31, 2029. Rent is the greater of $800 per year or 3% of gross receipts. The rent amounts are to be re-determined after the 10th, 20th and 30th years of the lease.

          c. Airport Industrial Park. The Company leases office space in Honolulu, under a non-cancelable operating lease. Rent expense under this lease was $3,076 during the year ended January
31, 1999.

          Minimum future payments required under the leases are as follows:

                                                      Land              Office
                                                    Leases               Lease
Years ended January 31:
          2000                                      13,089              18,456
          2001                                      13,089              18,456
          2002                                      13,089              18,456
          2003                                      13,089              18,456
          2004 and thereafter                      515,160              15,380

                                                   567,516              89,204

          On the land leases the Company is allowed to recover its capital investment, prior to the payment of percentage royalty.

(4) LINE OF CREDIT. The Company has a $235,000 line of credit, of which $175,000 was utilized at January 31, 1999, with Central Pacific Bank, secured by $250,000 certificate of deposit, with an interest rate of 1.5% over CD rate. The amount is due May 5, 1999.

(5) LONG-TERM DEBT. The Company has a $3,000,000 construction line of credit, of which $2,429,128 was used at January 31, 1999, with Bank of America, secured by the buildings and improvements, guaranteed by the United States Department of Agriculture. This amount is due on September 9, 1999. The
Company has entered into a financing agreement with Bank of America that permits the Company to repay the amount over a period of seven years following the initial due date if the Company satisfies certain conditions.

          Among other things, the Company is not permitted to declare or pay dividends during the term of the loan, is not permitted to acquire treasury stock or make cash transfers to shareholders, must maintain a tangible net worth of $2 million and must maintain a ratio of total senior liabilities to total net worth of not greater than 1.7 to 1. Interest on the credit line is 9.75%. Upon conversion, interest is payable at 2% over Bank of America Reference Rate for the first two years. Thereafter the bank may, at its option, offer the following interest rate options: a) Floating Rate (Reference Rate plus 1.75%);
b) adjustable rate based on a one-year Constant Maturities Treasury
Index plus 2.75%; or, c) six month jumbo CD plus 2.5%. Because the Company intends to refinance the repayment with the financing agreement and has satisfied the conditions to date, the enter amount is classified as long-term debt. Future maturities on the long-term debt are as follows:

Years ended January 31:
          2000                                      82,100
          2001                                     262,866
          2002                                     289,672
          2003                                     319,212
          2004 and thereafter                    1,475,278

                                                 2,429,128

(6)       STOCKHOLDERS' EQUITY.  On November 1, 1996, the
Company issued 50,000 shares of common stock in consideration for services performed and for future services. Also, on November 1, 1996, the Company issued 250,000 shares of common stock in a trust for the benefit of new and future key employees of the Company being recruited. On January 31, 1997, the shares were reissued and transferred to such employees. The fair value of the common stock issued, the services received and the future services are not reliably measurable.

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

          On January 31, 1997, the Company issued 5,000 shares of the Series A 8.25% cumulative convertible preferred stock at a price of $100 per share. Proceeds from the sale of preferred stock were $495,800, net of expenses. The convertible preferred stock is redeemable, in whole or in part, at the option of the Company, at a redemption price of $110 per share, plus any accrued and unpaid dividends. The convertible preferred stock has a liquidation value of $100 and is convertible at the option of the holder into common stock, at a conversion price of $100 per share, subject to adjustment in certain events. Dividends on every share of preferred stock shall accumulate, whether or not earned or declared, for a period of one year from date of issuance. Thereafter, dividends at an annual rate of $8.25 per share are payable quarterly in arrears, when and as deemed by the Board of Directors. The payment of dividends on this Series
A shall be preferred and in priority over dividends upon the common stock of the Company. Holders of preferred stock have voting rights, the same and identical as holders of common stock, and they are entitled to elect one member of the Board of Directors. The shares of preferred stock are restricted under Rule 144. The preferred stock dividend of $41,250 was not accrued during the year ended January
31, 1998, because the Company had a retained deficit. Had this been done, the effect on earnings per share would be immaterial.

          In October, 1998, the holders of the Series A 8.25% cumulative convertible preferred stock converted all such shares to common stock. In exchange for the preferred shares, the Company issued 250,000 common shares.

          As of January 31, 1999, the Company had 3,905,450 shares of its common stock issued and outstanding, together with 2,810,149 Class A warrants to purchase one additional share of common stock at $2.00. The warrants are exercisable from August 1, 1995, until December 31, 2001, and are not cancelable. Certain shares of common stock and warrants are restricted under Rule 144.

          Subsequent to January 31, 1999, 200,000 warrants were exercised. The Company received $400,000 in cash and issued
200,000 common shares.

(7) RESTRICTIONS ON DIVIDENDS. The terms of the note payable to Bank of America restrict the declaration and payment of dividends during the time the note is outstanding. The note is expected to be paid by September 2006.

(8) GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses shown on the statement of operations consist of the following:

                                                                                     Period from
                                                Year ended                      January 19, 1995
                                                January 31                        (Inception) to
                                            1999               1998             January 31, 1999
Wages                                    503,116            181,104                      684,220
Insurance                                131,624             52,577                      184,201
Legal and accounting                     129,866             74,084                      240,261
Travel                                   122,781             94,999                      217,780
Professional and
  consulting fees                        100,319            183,482                      283,801
Advertising                               84,863             16,600                      101,463
Depreciation and
  amortization expense                    54,030             48,286                      102,625
Rent                                      41,247             34,334                       76,656
Utilities                                 32,112             15,263                       47,375
Supplies                                  27,682             24,331                       52,013
Other                                     18,203             17,328                       35,531
Repairs and maintenance                   15,647                  -                       15,647
Equipment rental                          12,053                  -                       12,053
Postage and shipping                       9,652              2,845                       12,497
Employee moving expense                    7,109              9,721                       16,830
Licenses and fees                          3,721              1,220                        4,941
Dues and subscriptions                     3,049              6,075                        9,124
Bank charges                                 910                  -                        1,000
Directors' fees                                -                  -                        1,238
Organizational costs                           -                  -                       35,872

                                       1,297,984            762,249                    2,135,128

(9) PENSION PLAN. The Company has a qualified profit sharing plan with a 401(k) deferred compensation provision. All employees who are at least 21 years of age and have completed one year of service or were full-time employees at the time of adoption are eligible to participate. Participating employees may contribute the lesser of $10,000 or up to 15% of compensation per year. The
Company may match a portion of the employee contributions on a discretionary basis, determined on an annual basis. During the years ended January 31, 1999 and 1998, the Company did not make a matching contribution. Employees are immediately vested in their contributions.

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


(10) INCOME TAXES. Total income tax expense differs from the expected tax expense (computed by multiplying the United States federal statutory rate of approximately 35 percent and a state rate of 6.4% for the years ended January 31, 1999 and 1998 to net income) as a result of the following:

                                             1999               1998
Computed "expected"
  tax benefit                             437,536            271,774
State tax benefit                          80,007             49,696
Other                                    (15,547)           (16,657)
Valuation allowance                     (501,996)          (304,813)

                                         $     --           $     --

The primary components of temporary differences which give rise to deferred taxes are as follows:

                                             1999               1998
Deferred tax asset:
 Other timing differences                  45,004             12,420
 Difference between tax
   and book basis of
   fixed assets                          (71,458)          (191,201)
 Net operating loss
   carryforward                           869,041            332,275
 Deferred tax valuation
   allowance                            (842,587)          (153,494)
                                          $    --            $    --

          At January 31, 1999, an operating loss carryforward of approximately $2,000,000 expiring in various years through 2014 is available to offset future taxable income for financial reporting purposes.

(11)      CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE.  In 1998, the Accounting Standard
Executive Committee of the American Institute of Certified Public Accountants issued "Statement on Position 98-5 Reporting on the
Costs of Startup Activities." This statement requires that costs of startup activities, including organizational costs, be expensed as incurred. Any costs previously capitalized are required to be written off in the current year. The effect of this change was to increase the net loss for the year ended January 31, 1999 by $98,189 ($.03 per share). Financial statements for the year ended January 31, 1998, and for the period from January 19, 1995 (inception) to January 31, 1999, have not been restated, and the cumulative effect is shown as a one-time change to income in the 1999 statement of operations.

(12) REGISTRATION OF SECURITIES. The Company has registered its common shares and units under Section 12(g) of the 1934 Exchange Act.

(13) RELATED PARTY TRANSACTIONS. A former Company director and secretary is a partner in the law firm which is the Company's general and securities counsel. Since inception, the Company has incurred $55,208 for legal services rendered.
(14)  STATEMENTS OF CASH FLOWS - SUPPLEMENTAL
DISCLOSURES. The net change in operating assets and liabilities shown on the statements of cash flows consists of the following:

                                                                                     Period from
                                                Year ended                          Jan. 19, 1995
                                                January 31,                       (Inception) to
                                            1999               1998                 Jan. 31, 1999

(Increase) Decrease:
  Accounts receivable                   (39,706)           (12,659)                     (52,365)
  Inventory                            (407,496)          (252,444)                    (659,940)
  Prepaid expenses                      (13,397)           (19,300)                     (32,697)
  Deposits                               (7,929)            (3,885)                     (11,814)
Increase (Decrease):
  Accounts payable                       222,138           (23,353)                      229,643
  Deposits                                57,938                  -                       57,938
  Other current liabilities               29,538             40,961                       70,499

                                       (158,914)          (270,680)                    (398,736)
Operating activities reflect:
  Interest paid                                -                  -                            -
  Income taxes paid                            -                  -                            -

Non-cash investing and financing transactions:

Purchase of property
  and equipment                                -             20,000                       20,000
Notes payable                                  -           (20,000)                     (20,000)
                                               -                  -                            -

Sale of common stock                           -             80,000                       80,000
Common stock subscription
  receivable                                   -           (80,000)                     (80,000)
                                               -                  -                            -

Issuance of common stock                       -             80,000                       80,000
Reduction of note payable                      -           (80,000)                     (80,000)
                                               -                  -                            -

Issuance of common stock                       -            500,000                      500,000
Purchase of Sunkiss
 subsidiary                                    -          (500,000)                    (500,000)
                                               -                  -                            -

Issuance of common stock                       -                  -                        2,000
Note receivable                                -                  -                      (2,000)
                                               -                  -                            -

Increase in APIC                               -                  -                        1,075
Rent expense contributed                       -                  -                      (1,075)
                                               -                  -                            -

Issuance of common stock                       -              2,870                        4,608
Services received                              -            (2,870)                      (4,608)
                                               -                  -                            -

Issuance of common stock                 500,000                  -                      500,000
Conversion of
  preferred stock                      (495,800)                  -                    (495,800)
Adjustment to
 retained earnings                       (4,200)                  -                      (4,200)
                                               -                  -                            -

(12)     SUBSEQUENT EVENTS.  Subsequent to January 31, 1999, the
Company agreed to purchase two generators at a total cost of $114,000.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING
AND FINANCIAL DISCLOSURES


PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT.

         The names, ages and positions of all directors and executive officers serving the Company as of the end of its fiscal year were as follows:

Name                      Age               Positions Held

Ron Ilsley                 57         Chief Executive Officer and
                                      Chairman of the Board, Chief
                                      Financial Officer

Ernest K. Dias             60         President, Chief Operating
                                      Officer

Robert Greenspan           48         Secretary

Paul Bienfang
Ph.D                       50         Senior Vice President, Director
                                      of Environmental Compliance and Technology.

Gordon J. Mau
(effective 1/15/98)        51         Director

Charles Spira
(effective 1/15/98)        66         Director


BIOGRAPHICAL INFORMATION

RONALD ILSLEY.  Chief Executive Office and Chairman of the Board;
Chief Financial Officer.

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

ERNEST K. DIAS.  President, Chief Operating Officer and Director.

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



MANAGEMENT/SUBSIDIARIES

Name                               Age                        Title
James N. Sweeney                    44          President, CEATECH HHGI,
                                                CEATECH Plantations

Ronald M. Bailey                    44          Manager, Systems and  Services,
                                                all subsidiaries


William K. Richards, Jr.            50          Vice President, Market Research
                                                Director, Hawaii High Health Seafood
                                                Corporation

Robert A. Kanna                     37          Vice President and General Manager,
                                                Sunkiss Shrimp Co. Ltd., Vice
                                                President, CEATECH Plantations

Landis Ignacio                      43          President, Sunkiss Shrimp Co. Ltd.;
                                                Vice President and General Manager
                                                CEATECH Plantations, Inc.

Ricky N. Oyama                      36          Manager, CEATECH HHGI Breeding
                                                Corp.

David M. Godin                      32          Shrimp Growout Manager, CEATECH
                                                Plantations, Inc.

David Anthony Leong                 31          Vice President, Maturation and Hatchery
                                                Operations, CEATECH HHGI Breeding
                                                Corp.

JAMES N. SWEENEY.  President, CEATECH HHGI Corp., CEATECH
Plantations, since February 1, 1997.

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


ROBERT A. KANNA.  Vice President and General Manager, Sunkiss Shrimp
Co. Ltd., Kekaha, Kauai, Hawaii, since March 15, 1997. Vice President - Production, CEATECH Plantations, Hanapepe, Kauai.

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

LANDIS IGNACIO. President, Sunkiss Shrimp Co. Ltd., Kekaha, Hawaii. Vice President and General Manager, CEATECH Plantations, Inc. since March 15, 1997. Kekaha, Hawaii.

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

         In 1978, Mr. Ignacio received a Bachelor of Science in Tropical Crop Production from the University of Hawaii, Hilo, Hawaii, and completed various management courses at San Jose State University, San Jose, California.

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

DAVID ANTHONY LEONG.  Vice President, Maturation and Hatchery
Operations, CEATECH HHGI Breeding Corp. since April 1, 1997.  Kekaha,
Hawaii.

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


Item 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation provided by the Company to its officers or directors for services rendered in all capacities to the Company during the fiscal year ended January 31, 1999. No executive officer received compensation in excess of $100,000 for services rendered in all capacities to the Company during the fiscal year ended January 31, 1999.

Name                               Position Held                 Compensation
Ronald L. Ilsley             Chief Executive Officer                   79,333
                             Chief Financial Officer
                             Chairman of the Board

Ernest K. Dias               President, Chief Operating                99,000
                             Officer, and Director

Paul Bienfang                Senior Vice President
Ph.D.                        Director of Environmental                 84,000
                             Compliance and
                             Technology

Tom Furukawa                 Vice President, Marketing                 42,000

Robert Greenspan             Secretary                                 46,330

EMPLOYMENT CONTRACTS. The Company had no employment contracts with any of its officers or directors during the fiscal year ended January 31, 1999.

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

Name and Address                      Amount and Nature of         Percent of
of Beneficial Owner                     Owned Beneficially        Class Owned
J.A. Garcia and                          300,000                  7.68%
Ruth E. Garcia
Encino, CA  91436

Ernest K. Dias                           300,000                  7.68%
Honolulu, HI  98613<F1>

Hibiscus Investments, Inc.               280,000                  7.17%
San Diego, CA

Unity House
Honolulu, HI  96815                      250,000                  6.4%

Supreme Noble Holdings                   215,000                  5.51%
Honolulu, HI  96813

Santina Company Ltd.                     200,000                  5.12%
Hong Kong, PRC

Ronald L. Ilsley                         150,000                  3.84%
Honolulu, HI  98613<F1>

Gordon J. Mau                            149,300                  3.82%
1000 Bishop Street, #303
Honolulu, HI  96813<F1>


Charles P. Spira                          89,000                  2.28%
7 Waterfront Plaza
Honolulu, HI  98613<F1>

Paul Bienfang, Ph.D.                      62,000                  1.38%
Honolulu, HI  98613<F1>

Robert Greenspan
Culver City, CA  90230                    50,000                  1.28%

All Officers and
Directors as a Group
(6 in number)                            800,300                 20.49%

<F1>
The person listed is an officer, a director, or both, of the Company.


         The foregoing table does not take into account 2,810,149 shares which may be acquired upon exercise of outstanding Class A warrants which expire December 31, 2001. Such warrants may not be exercised unless a registration statement for the shares underlying the warrants is filed and becomes effective, and no such registration statement is currently effective.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY, INC.

By: /s/ ____________________________________
         Ronald L. Ilsley
         CEO, CFO and Director
Date: April 30, 1999

By: /s/ ____________________________________
         Ernest K. Dias
         President, Director
Date: April 30, 1999

By: /s/ ____________________________________
         Robert Greenspan, Secretary
Date:  April 30, 1999

EXHIBIT 27 - FINANCIAL DATA SCHEDULE