Form 10QSB
period 1999-04-30
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1999-06-23
CIK 943941

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 30, 1999.

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


CEA TECH USA, Inc.
Airport Industrial Park
3375 Koapake Street, Ste. H402
______________________________________
Address of Principal Executive Office (street and number)

Honolulu, HI  96819
______________________________________
City, State and Zip Code

Issuer's telephone number:   (808) 521-1801

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,255,405 shares of common stock outstanding as of June 5, 1999.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
and subsidiaries

Quarter Ended April 30, 1999
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
and subsidiaries


Index to Consolidated Condensed Financial Statements


Consolidated Condensed Balance Sheet
Consolidated Condensed Statement of Operations
        and Accumulated Deficit
Consolidated Condensed Statement of Cash Flows
Notes to Consolidated Condensed Financial Statements
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
and subsidiaries

CONSOLIDATED BALANCE SHEET - April 30, 1999
(unaudited)

                                                April 30,
                                                1999
                                                (UNAUDITED)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      389,829
  Accounts receivable (net)                       51,029
  Stock subscription receivable                        -
  Inventory                                      535,677
  Deposits and prepaid expenses                   37,080

    Total current assets                       1,013,615

PROPERTY AND EQUIPMENT (net)                   4,501,060
OTHER ASSETS (net)                                96,000

TOTAL ASSETS                                   5,610,675

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               369,937
  Other current liabilities                      325,414

TOTAL CURRENT LIABILITIES                        695,351

  Long-term debt                               2,580,483
TOTAL LIABILITIES                              3,275,834



STOCKHOLDERS' EQUITY

 Common stock - no par value
 Authorized - 100,000,000 shares
 Issued and outstanding -
 4,105,450 shares as of April
 30, 1999                                      5,158,794

Additional paid-in capital                           175

Retained deficit                             (2,824,128)

TOTAL STOCKHOLDERS' EQUITY                     2,334,841

TOTAL LIABILITIES and
  STOCKHOLDERS EQUITY                          5,610,675

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
and subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED
DEFICIT FOR THE THREE MONTHS ENDED April 30, 1998 AND 1998
(unaudited)


                                 For the                 For the
                            three months            three months
                           ended 4/30/99           ended 4/30/98
Sales                            302,466                   9,450
Cost of goods sold               339,342                   9,588
Gross operating loss            (36,876)                   (138)

General and administrative
   expenses                      562,317                 285,148

Net loss                       (599,193)               (285,286)

Accumulated deficit
   Beginning of period       (2,224,935)               (861,705)
   End of period             (2,824,128)             (1,146,991)

Loss per common
 share                        (0.16)                  (0.11)

Weighted number of
 shares outstanding            3,760,200               2,530,229

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
and subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS FOR THE
THREE MONTHS ENDED April 30, 1999 and 1998


                                   For the three           For the three
                                    months ended            months ended
                                         4/30/99                 4/30/98
Cash flows from operating activities:
   Net cash used in
   operating activities                 (66,327)               (218,863)

Cash flow from investing activities:
   Net cash used in
   investing activities                (205,455)               (471,010)

Cash flow from financing activities:
   Net cash provided by
   financing activities                  225,000               1,430,937

Net increase (decrease)
   in cash and cash
   equivalents                          (46,782)                 741,061

Cash and cash equivalents at
   beginning of period                   436,611                 535,598

Cash and cash equivalents at
   end of period                         389,829               1,276,659

The accompanying notes are an integral part of these condensed financial statements.


CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS  - April 30, 1999

NOTE 1.  Basis of Presentation

        The information included in the consolidated condensed financial statements is unaudited, but includes all adjustments
(consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

        The consolidated statements include the accounts of Controlled Environment Aquaculture Technology, Inc. (the "Company") and its wholly-owned subsidiaries, Ceatech HHGI Breeding Corp., Ceatech
Plantations, Inc., and Sunkiss Shrimp Co., Ltd. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999.

NOTE 2.  Interest and Income Tax Expenses

        The Company paid interest in the amount of $2,400.78, and incurred no income tax liability during the interim period presented.


NOTE 3.  Development Stage Company

        Since its inception, January 19, 1995, through the year ended January 31, 1999, the Company was a development stage company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

        The information included in this Form 10-QSB should be read in conjunction with the Management's Discussion and Analysis of Financial Conditions or Plan of Operations and financial statements and notes thereto, included in the Company's Report 10-KSB dated January 31, 1999.

        For the period ending April 30, 1999, total stockholders' equity decreased from $2,535,935 at year-end to $2,393,844. This change included the conversion of 200,000 Warrants by a shareholder, which increased common stock by 200,000 shares. This was offset by operating losses during the quarter of $540,189 and an inventory adjustment charge of $59,277, which management deemed necessary to adjust finished inventories on hand to market value. Cash decreased by $46,751 to $389,860 from the fiscal year end.

        Inventory at the fiscal year end stood at $659,540 and consisted almost entirely of shrimp being grown to a marketable size, virtually no finished inventory was being held for sale a year end. At the end of the current period, management determined the finished inventory on had (freezer inventory) was being carried at a cost higher than current market and wrote inventory down to current market value. An analysis of shrimp ponds in production was also conducted. This analysis indicated that certain production ponds, which had been in production for an unusually long period of time, were being carried at value higher than what could be realized by the sale of these production units. A write-down of these production units was also taken during the first quarter.

        Property, plant and equipment increased from $4,206,815 to $4,501,060 reflecting the further construction of production facilities at Ceatech Plantations. This increase in fixed assets was financed by draw downs on the long-term debt provided under the USDA guaranteed bank loan. Accounts payable increased by $140,568 to $370,211, reflecting increased working capital requirements associated with production and construction.

COMPARISON OF PERIOD ENDING APRIL 30, 1998 TO APRIL
30, 1999:

        The Company's production facilities were still in the developmental stage during the first quarter of 1998, in contrast to reaching operations status in the first quarter of 1999. Therefore, a comparison of period to period results is not meaningful. For the period ending April 30, 1998, sales revenue was negligible as opposed to sale of $302,466 for the period ending April 30, 1999.

        The balance sheet for April 30, 1999, was dramatically different from the balance sheet for the comparable period in 1998.
At april 30, 1998, cash stood at $1,276,659 and total assets were $3,351,946, the Company had no long-term debt and shareholder equity was $3,331,887. At this point in time, the Company was in the final stages of raising equity to implement its Business Plan. No construction had been started at Ceatech Plantations. For the period ending April 30, 1999, total assets stood at $5,669,984, which was comprised of cash of $389,860; property, plant and equipment of $4,501,060; and, long-term bank debt was $2,580,483.

        The Company was projecting that its first operational quarter would produce a loss. However, the size of the loss in the first quarter ending April 30, 1999, was larger than anticipated.

        The first harvests of shrimp took place in January, 1999, and for the first time the Company actively engaged in the sale of product. The Company's primary marketing strategy, as indicated on the placement memorandum, envisioned the sale of fresh, head-on shrimp to high end users, such as hotels, cruise ship lines, restaurants, etc. Attempts to implement this strategy in the first quarter of 1999 showed that, while there is a considerable market for premium fresh shrimp, reaching this market is difficult, mostly due to the short time span that fresh head-on shrimp maintains a "premium" appearance and quality. As a result, first quarter sales were much slower than anticipated which, in turn, forced the Company to delay and stage harvesting to accommodate low sales velocity. These delays in harvesting resulted in production costs rising far beyond initial (and future) projections without producing a concomitant increase in revenues.

        The Company leased a small handling and packing facility near the town of Hanapepe and has made contractual arrangements with a company in Honolulu on the island of Oahu to freeze a portion of its harvests. However, it has become apparent that in order for the Company to reach operational profitability, it will have to find or acquire better processing facilities, as the current arrangement with the Honolulu processor is proving to be too costly and inefficient from the standpoint of the Company's present and future needs.
Management expects that it will be difficult to raise production and sales levels to the point of making the Company profitable until suitable processing facilities can be acquired. In view of this situation, Management is scrutinizing other means of reducing costs and expenses.

        Although initial income and expense performance is disappointing, Management is encouraged that the Company's production technology and practices have proven to be sound and have confirmed the Company's projected ability to produce as much as 40,000 pounds of shrimp annually from a one-acre pond.
Management also believes that, to date, its product has been well received by consumers in both its fresh and frozen form.

        In addition, in the latter part of 1998 and early 1999, the Company made significant highly profitable sales of broodstock to overseas and U.S. mainland shrimp hatcheries. In fact, the Company could not meet the demand for its broodstock. As a consequence, Management made a decision to dedicate two ponds (1 one-acre pond, and 1 half-acre pond) to the production of broodstock available for sale at prices ranging from $25 - $40 per animal. However, in March and April, demand for broodstock fell dramatically due to the widespread outbreak of "White Spot" virus in Western Hemisphere producing nations and "Taura" virus in Asian producing nations.
While this development has temporarily halted broodstock and post larvae sales by the Company, the resumption of those sales may still be a viable source of revenue depending on whether animals developed from Ceatech broodstock will reach maturity free of the effects of the aforementioned viruses. If this occurs, broodstock sales could resume in earnest in the second quarter.

        Cost overruns in the construction at Ceatech Plantations, which are not eligible for funding under the USDA guaranteed loan, have had an adverse impact on the Company's working capital position.

        At the end of the quarter, the Company was in the process of arranging for additional financing to cover cost overruns in the construction of the first 20 one-acre ponds and to make necessary equipment purchases, and to pay for anticipated capital improvement costs in outfitting a processing facility. One of the Company's major investors, the Hotel and Restaurant Workers Union, exercised its option to purchase stock pursuant to its warrants and acquired an additional 200,000 shares of stock at $2.00 per share. The Company has agreed to sell an additional 150,000 shares of common stock and Class A Warrants to the Union in order to raise additional capital. This purchase should take place early in the second quarter of the year.

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

        (b) No reports on Form 8-K were filed during the quarter ended April 30, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(Registrant)

/s/____________________________________________
Ronald Ilsley, Acting Chairman of the Board and
Chief Financial Officer

Date:   June 21, 1999