Form 10QSB
period 1999-07-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1999-09-20
CIK 943941

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 1999.

 ....Transition report under section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from _________ to _________.

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

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,255,405 shares of common stock outstanding as of July 31, 1999.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
and subsidiaries

Quarter Ended July 31, 1999
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
and subsidiaries


Index to Consolidated Condensed Financial Statements


Consolidated Condensed Balance Sheet
Consolidated Condensed Statement of Operations
        and Accumulated Deficit
Consolidated Condensed Statement of Cash Flows
Notes to Consolidated Condensed Financial Statements
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
and subsidiaries

CONSOLIDATED BALANCE SHEET - July 31, 1999
(unaudited)

                                                July 31,
                                                1999
                                                (UNAUDITED)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       426,285
  Accounts receivable (net)                       242,954
  Stock subscription receivable                         -
  Inventory                                       652,342
  Deposits and prepaid expenses                    31,150

    Total current assets                        1,352,731

PROPERTY AND EQUIPMENT (net)                    4,540,340
OTHER ASSETS (net)                                 96,000

TOTAL ASSETS                                    5,989,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                353,439
  Other current liabilities                       303,389

TOTAL CURRENT LIABILITIES                         656,828

  Long-term debt                                2,802,076
TOTAL LIABILITIES                               3,458,904



STOCKHOLDERS' EQUITY

 Common stock - no par value
 Authorized - 100,000,000 shares
 Issued and outstanding -
 4,255,405 shares as of July
 31, 1999                                       5,758,794

Change in Accounting Method                      (98,189)
Additional paid-in capital                            175

Deficit Accumulated During the                (3,130,612)
  development stage

TOTAL STOCKHOLDERS' EQUITY                      2,530,167

TOTAL LIABILITIES and
  STOCKHOLDERS EQUITY                           5,989,071

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
and subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED
DEFICIT FOR THE SIX MONTHS ENDED July 31, 1998 AND 1999
(unaudited)

                                                                    Three           Three
                              Six months       Six months          months          months
                                   ended            ended           ended           ended
                                 7/31/99          7/31/98         7/31/99         7/31/98
Sales                            650,529           58,384         348,063          48,934
Cost of goods sold               662,454           49,512         323,113          39,924
Gross operating profit          (11,925)            8,872          24,950           9,010

General and administrative
   expenses                      991,941          553,757         429,323         268,607

Change in accounting
   principle

Net loss                     (1,003,866)        (544,885)       (404,373)       (259,599)

Deficit accumulated during the
   development stage

Beginning of period          (2,126,746)        (851,393)     (2,824,128)     (1,146,993)
Preferred stock dividend        -                (20,624)                        (10,312)
End of period                (3,130,612)       1,416,902)     (3,228,501)     (1,146,902)

Basic and diluted
  loss per common share       (0.26)          (0.17)             (.10)              (.07)

Weighted number of
 shares outstanding            3,935,178        3,302,200       4,007,825       3,614,950

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
and subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS FOR THE
SIX MONTHS ENDED July 31, 1999.

                              Six months       Six months
                                   ended            ended
                                 7/31/99          7/31/98
Cash flows from
operating activities:
   Net cash used in
   operating activities        (840,275)          (5,245)

Cash flow from
 investing activities:
   Net cash used in
   investing activities        (367,999)        (932,033)

Cash flow from
 financing activities:
   Net cash provided by
   financing activities        1,197,948          239,687

Net increase (decrease)
   in cash and cash
   equivalents                  (10,326)        (697,591)

Cash and cash
equivalents at
   beginning of period           436,611        1,276,660

Cash and cash
 equivalents at
   end of period                 426,285          579,069

The accompanying notes are an integral part of these condensed financial statements.


CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS  - July 31, 1999

NOTE 1.  Basis of Presentation

        The information included in the consolidated condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

        The consolidated statements include the accounts of Controlled Environment Aquaculture Technology, Inc. (the "Company") and its wholly-owned subsidiaries, Ceatech HHGI Breeding Corp., Ceatech Plantations, Inc., Hawaii High Health Seafood, Inc., and Sunkiss Shrimp Co., Ltd. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999.

NOTE 2.  Interest and Income Tax Expenses

        The Company paid interest in the amount of $2,699.98 and incurred no income tax liability during the interim period presented.


NOTE 3.  Development Stage Company

        Since its inception, January 19, 1995, through the year ended January 31, 1999, the Company was a development stage company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

OVERVIEW

Product production and the continuing construction activities at Ceatech Plantations resulted in an operating loss of $404,373 for the quarter ending July 31, 1999. Total Stockholder equity increased by $195,326 during the quarter as a result of the Company's receipt of $600,000 from the sale of units consisting of common stock and warrants to an existing shareholder.

For the six months ended July 31, 1999, the Company has sustained a pre-tax net operating loss of $1,003,866. During that period, Total Stockholder equity decreased slightly, from $2,535,935 to $2,530,167.

Total Assets for the Company, including its wholly-owned subsidiaries, stand at $5,989,071 as of July 31, 1999, and consist primarily of Property, Plant and Equipment of $4,450,340, Inventory of $652,342, and Accounts Receivable of $242,954. Company liabilities include primarily Long Term Debt of $2,802,076 which was incurred to finance construction of twenty one-acre ponds and six half-acre ponds at Ceatech Plantations. By the end of the Second Quarter, construction was substantially completed and all ponds were producing.

Notwithstanding completion of the "grow-out" production ponds during the period, results for the six months ending July 31, 1999 were not consistent with Management expectations. The production facilities, including both the ponds and the Company's "state of the art" hatchery have proven to be capable of operating in accordance with the Company's business plan. However, sales during the period were substantially lower than projected. Management's 1999 operating plan for the period projected "break-even" results before tax, based on sales of approximately $1,600,000. Actual sales for the period were only $650,520, and as a result, the Company incurred a substantial operating loss.

Comparison of the Period Ending July 31, 1999 to July 31, 1998

Management does not consider a comparison of period to period results to be substantially meaningful because the Company's production facilities were still in the development stage during the first six months of 1998 and did not become operational until February, 1999. For the six-month period ending July 31, 1998 sales revenue was negligible, at $58,384, as compared to sales revenue of $650,529 for the six-month
period ending July 31, 1999.   Also, the Company's balance sheet at July
31, 1999 is substantially different from its balance sheet as of July 31, 1998.. At July 31, 1998, construction of the hatchery was under way at Ceatech HHGI, but no construction yet had been started at Ceatech
Plantations.   As a result,  at July 31, 1998 cash assets stood at $579,069,
Property Plant and Equipment were  $2,617,713, and Inventory was
$352,004. At that time, the Company had no long-term debt and Shareholders Equity was $3,337,766.

As of July 31, 1999 the Company has substantially completed all planned construction and its facilities are in operation. At July 31, 1999, the total assets against long term debt are as stated in the above Overview.


Plan of Operations

Notwithstanding the development of a "state of the art" hatchery and "grow-out" production ponds, results for the fiscal six months ending July
31, 1999 have disappointed Management.   The primary area in which
Management must focus its efforts for the remainder of the current fiscal year is increasing sales by finding and developing more adequate resources and outlets for processing, distribution and marketing of the Company's products.

The business plan outlined in the Company's Private Placement
Memorandum was to move the majority of the Company's production to the US mainland for processing and sale. That plan has not been achieved. Instead, sales efforts have focused primarily on the local Hawaiian market. In that market, general acceptance of the product has been uniformly favorable and exciting. However, the local market is not large enough to enable the Company to reach sustaining levels of sales. The process of preserving the high standard for the product while it is in channels of distribution to the U.S. mainland, and then marketed on the mainland, is part of management's broadened focus, because of the obvious exponentially larger market base the mainland provides.

Delays in harvesting are in the process of being addressed, and, to recover the impetus of the original business plan, a broader and more focused distribution and marketing program is being implemented. Distribution and marketing are now key to obtaining the results expected by management and shareholders, alike. While the Company's original goals are being re-implemented, it is management's plan to continue its efforts to optimize the production out put of our existing facilities,

The Company will require additional working capital funds, until such time as cash flow reaches levels sufficient for the Company to be self-sustaining. Sources of additional funding which management is exploring include the Company's existing banking and investment
relationships.   However, there is no assurance that the Company will be
able to obtain the additional working capital which will be required, or that it will be able to obtain such working capital on terms which Management deems acceptable.

In its analysis of the First and Second Fiscal Quarter results for the period ending July 31, 1999, management has given renewed assessment to the import of the roles originally played by the Company's founders. Two of the three original founders survive and remain dedicated to the company; the third is recently deceased.

Founder, Ernest K. Dias filled an important role in the early stages of the Company's development in conjunction with the engineering and construction of the Company's production facilities which are critical to maintenance of the uniquely high quality of the Company's Hawaiian Plantation Shrimp product. Mr. Dias continues to oversee quality and production control which provides the Company its signature brand of quality shrimp. Ronald L. Ilsley, Chairman and Chief Financial Officer, whose financial, investment banking, and public company leadership experience has guided the Company during the critical initial fund-raising and start-up phase, will continue to be an invaluable resource for the Company's future growth.

The illness and untimely death of former Chief Executive Officer, Mr. J. Albert Garcia, in January 1999, resulted in the loss to the Company of the executive whose role had been crucial to the development and implementation of the original business plan. Mr. Garcia's death has had a negative impact on the Company, sufficient for management to determine that it would be appropriate for the Company to maintain "key man" insurance on members of management to help offset the financial impacts of any future untimely interruption in leadership. The Company is currently seeking to arrange the purchase of a key man policy through a highly rated provider.

In summary, with production of the high quality product now exceeding existing local Hawaiian outlets for distribution and marketing, the correction of the Company's course, and the resumption of its original business plan targets, are being pursued through a new emphasis on broader and more focused distribution and marketing programs for the mainland markets.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
INFORMATION

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

        (b) No reports on Form 8-K were filed during the quarter ended July 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(Registrant)

/s/____________________________________________
Ronald Ilsley, Acting Chairman of the Board and
Chief Financial Officer

Date:   September 20, 1999