Form 10QSB
period 1999-10-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1999-12-17
CIK 943941

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 1999.

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


CEA TECH USA, Inc.
Airport Industrial Park
3375 Koapaka Street, Ste. H402
______________________________________
Address of Principal Executive Office (street and number)

Honolulu, HI  96819
______________________________________
City, State and Zip Code

Issuer's telephone number:   (808) 836-3707

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,255,405 shares of common stock outstanding as of October 31, 1999.

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
and subsidiaries

Quarter Ended October 31, 1999
CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
and subsidiaries


Index to Consolidated Condensed Financial Statements
[S]                                                           [C]

Consolidated Condensed Balance Sheet                         5
Consolidated Condensed Statements of Loss                    7
Consolidated Condensed Statement of Cash Flows               8
Notes to Consolidated Condensed Financial Statements        10
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
and subsidiaries

CONSOLIDATED BALANCE SHEET - October 31, 1999
(unaudited)

                                               October 31,
                                               1999
                                               (unaudited)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      2,868
  Restricted Cash                              360,411
  Accounts receivable                          222,091
  Inventory                                    687,326
  Prepaid expenses                              44,362
  Other current assets                          14,900
    Total current assets                     1,331,958

PROPERTY AND EQUIPMENT (net)                 4,561,471
OTHER ASSETS (net)                              52,500

TOTAL ASSETS                                 5,945,929

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                             399,921
  Accrued expenses                              10,480
  Current portion of
   long-term debt                               24,360
  Current notes payable                        285,000
  Other current liabilities                     63,722

TOTAL CURRENT LIABILITIES                      783,483
 Equipment loan                                 68,890

 Construction loan                           2,871,452
 Total Long-term debt                        2,940,342

TOTAL LIABILITIES                            3,723,825

Commitments and contingencies                        -
STOCKHOLDERS' EQUITY

 Common stock - no par value
 Authorized - 100,000,000 shares
 Issued and outstanding -
 4,255,405 shares as of October
 31, 1999                                    5,758,794

Additional paid-in capital                       2,075

Retained deficit                           (3,538,765)

TOTAL STOCKHOLDERS' EQUITY                   2,222,104

TOTAL LIABILITIES and
  STOCKHOLDERS' EQUITY                       5,945,929

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
and subsidiaries

CONSOLIDATED STATEMENTS OF LOSS FOR THE NINE MONTHS
ENDED October 31, 1999 and 1998
(unaudited)

                                                                   Six             Six
                            Nine months    Nine months          months          months
                                  ended          ended           ended           ended
                               10/31/99       10/31/98        10/31/99        10/31/98
Sales                           521,273        152,726       1,202,303         211,110
Cost of sales                   433,742         98,722       1,254,068         148,324
Gross profit (loss)              87,531         54,004        (51,765)          62,876

General and administrative
   expenses                     323,476        390,670       1,192,347         961,821
Operating loss                (235,945)      (336,666)     (1,244,112)       (898,945)
Asset impairment loss          (43,500)              -        (43,500)               -
Interest income
expense, net                   (30,519)          6,793        (26,218)          24,187
Loss before income
tax benefit                   (309,964)      (329,873)     (1,313,830)       (874,758)
Income tax benefit                    -              -               -               -
Net loss                      (309,964)      (329,873)     (1,313,830)       (874,758)
Loss per common share        (0.07)          (0.07)           (0.31)          (0.22)

Weighted number of
 shares outstanding           4,255,250      3,614,950       4,255,250       3,614,950

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY, INC.
and subsidiaries

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS FOR THE
NINE MONTHS ENDED October 31, 1999 (unaudited)

                            Nine months    Nine months
                                  ended          ended
                                7/31/99        7/31/98
Operating Activities
Net Loss                    (1,313,830)      (874,758)
Adjustment to net loss
 Asset impairment loss           43,500              -
 Depreciation and
  amortization                   42,049         38,775
Changes in operating
assets and liabilities
 Restricted cash                 14,420              -
 Accounts receivable          (159,406)          9,732
 Inventory                     (27,386)      (179,641)
 Prepaid expenses              (21,985)       (47,358)
 Other current assets           (3,086)              -
 Other assets                     1,900       (14,615)
 Accounts payable               170,278        285,222
 Accrued expenses              (10,019)         48,701
 Other current liabilities        5,785              -
  Cash flow from (used in)
  operating activities      (1,257,781)      (734,482)

Investing activities
 Capital expenditures         (396,705)    (2,294,556)
 Cash flow from (used in)
  operating activities        (396,705)    (2,294,556)

Financing activities
 Conversion of Class A
 warrants                       400,000              -
 Sale of Common Units           600,000      1,670,450
 Proceeds from Bank of
 America construction loan      442,324      1,147,706


 Net proceeds from
 equipment loan                  93,250              -
 Proceeds from current
 notes payable                   60,000        175,000
 Cash flow from (used in)
  operating activities        1,595,574      2,993,156

Increase (decrease) in cash
and cash equivalents           (58,912)       (35,882)
Cash and cash equivalents at
the beginning of period          61,780        535,598
Cash and cash equivalents at
end of period                     2,868        499,716

The accompanying notes are an integral part of these condensed financial statements.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(a development stage company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS  - October 31, 1999

1. Basis of Presentation

       In the opinion of management, the accompanying unaudited consolidated financial statements of Controlled Environment Aquaculture Technology, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of October 31,1999, and the results of operations and cash flows for the periods ended October 31,1999. Certain prior period amounts have been reclassified to conform with the 1999 presentation. The results of operations for the quarter and three quarters ended October 31,1999 are not necessarily indicative of the results to be expected for the full year or for any future period.

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated condensed financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999.

2. Development Stage Company

       Since its inception, January 19, 1995, through the year ended January 31, 1999, the Company was a development stage company as defined by Statement of Financial Accounting Standards No.7 -
Accounting and Reporting by Development Stage Enterprises.

3. Going Concern

       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.
Since inception in January 1995, the Company has sustained substantial operating losses and incurred significant debt. The future funding of such losses and the funding necessary for expansion are critical to the continuation of the Company as a going concern. The inability of the Company to obtain such financing on acceptable terms could have a material adverse impact on the Company's operations and its ability to continue as a going concern.

4. Asset Impairment Loss

       During the quarter ended October 31, 1999, the Company determined that certain non-inventory assets had no value, and accordingly, recognized an asset impairment loss of $43,500.

4. Restricted Cash

       Restricted cash includes a $250,000 certificate of deposit pledged as security for the repayment of the Central Pacific Bank outstanding revolving loans. In addition, the Bank of America construction loan requires retention of certain undisbursed portions of designated construction cost line items.

5. Current Notes Payable

       On March 1,1999, a shareholder and officer of the Company advanced the Company $50,000. This promissory note is due and payable on February 2, 2000, together with interest on any unpaid balance thereof at an annual interest rate of 10%. However, the Company may, at its option, extend the maturity of the promissory note for an additional ninety days from such date. The promissory note may be prepaid in whole or in part at any time without penalty.

       Subsequent to the quarter ended October 31, 1999, the same shareholder and officer referred to above advanced the Company
$225,000. This promissory note is due and payable on February 2, 2000, together with interest on any unpaid balance thereof at an annual interest rate of 9.75%. However, the Company may, at its option, extend the maturity of the promissory note for an additional ninety days from such date. The promissory note may be prepaid in whole or in part at any time without penalty.

       On May 5, 1998, the Company entered into a revolving credit agreement, as amended, with Central Pacific Bank in the amount of $235,000, secured by a $250,000 Central Pacific Bank certificate of deposit At October 31, 1999 the outstanding balance on the line of credit was $235,000. The expiration date on the revolving credit agreement, as amended, is May 5, 2000, at which time the full unpaid principal balance together with interest thereon, is due and payable in full. Interest on the outstanding borrowing accrues at 1.50% above the Central Pacific
Bank certificate of deposit interest rate.

6. Equipment Loan

       In June 1999, the Company entered into an installment sale contract with Pacific Machinery, Inc. to acquire two Caterpillar generators for $116,250 with a cash down payment of $17,400. The installment loan, which is secured by the generators, was provided by Caterpillar Financial Services Corporation and is payable in 60 equal monthly installments of $2,030.

7. Construction Loan

       On September 9, 1998, the Company entered into a construction loan agreement ("Construction Loan") with the Bank of America which provided for advances of up to a maximum principal amount of $3,000,000. The proceeds from the Construction Loan were used to construct certain improvements, including self-constructed maturation ponds and buildings on real property owned in leasehold by the Company.

       As of October 31, 1999, the principal balance outstanding on the Construction Loan was $2,871,452 and the improvements were substantially complete. The current annual interest rate on the Construction Loan is Bank of America's Reference Rate plus 2.0%.
During the nine months ended October 31,1999, the Company capitalized approximately $81,000 of Construction Loan interest to the related improvements.

       Under the terms of the Construction Loan, the Company must, among other things; 1) maintain a minimum tangible net worth of $2,000,000; 2) not declare or pay out any dividends to its shareholders during the term of the loan; 3) not repurchase treasury stock and make no cash transfers to shareholders, and 4) not exceed a ratio of 1.7 to 1 of total senior liabilities to total net worth.

       The United States Department of Agriculture, Rural Business-Cooperative Service has provided Bank of America with a 90% loan guarantee. In addition, the Company and its subsidiaries have pledged substantially all of their assets as collateral for the loan.

       The Company intends to convert the Construction Loan to a Permanent Loan in accordance with the loan agreement. The Permanent
Loan would provide for monthly payments over a period of seven years and a balloon payment may be due at the end of the seven-year amortization period. The interest rate on the Permanent Loan for the first two years would be based on Bank of America's Reference Rate plus 2.0% per year. Such rate would be subject to quarterly adjustments. From years three through seven, the interest rate would be based on the most recently auctioned United States Treasury Bond or Note plus
2.75%.

8. Stockholders' Equity

       As of October 31, 1999, the Company had 4,255,450 shares of common stock outstanding, together with 2,760,149 Class A Common
Stock Purchase Warrants ("Class A Warrants") exercisable at $2.00 per share. Exercise of the warrants may have an adverse effect upon the trading price of and market for the Company's common stock. In addition, the Company is currently contemplating an additional equity offering. The issuance of these additional shares may further dilute the interests of the current shareholders and could reduce their proportionate ownership and voting power in the Company.

       In May 1999, an existing shareholder purchased an additional 150,000 units at $4.00 per unit, each of which consisted of one share of the Company's common stock and one Class A Warrant to purchase one additional share of common stock at a price of $2.00. Total proceeds to the Company were $600,000, which were primarily used for working capital purposes.

       Additionally, in March 1999, the same shareholder exercised 200,000 Class A Warrants it held to purchase 200,000 shares of the Company's common stock at an exercise price of $2.00. Total proceeds to the Company were $400,000.

9. Loss Per Common Share

       Loss per common share is computed using the weighted average number of common shares outstanding during the period. The outstanding Class A Warrants were not dilutive and, therefore, did not impact loss per common share during the periods presented.

10. Dividends

       Under the terms of the Construction Loan, the Company may not declare or pay out any dividends to its shareholders during the term of the loan. Accordingly, the Company did not pay cash dividends on its common stock during the quarters ended October 31, 1999 and October
31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Except for the historical financial information contained herein, the following discussion and analysis may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and it's management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. The Company's actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: 1) risks associated with the Company's working capital position and the repayment or refinancing of its existing indebtedness;
2) risks associated with the Company's ability to obtain additional financing for expansion and working capital needs under satisfactory terms; 3) risks associated with high capital investment and related carrying costs; 4) risks associated with unanticipated delays or difficulties in the completion of the planned sorting, packaging, and freezing facilities; 5) risks associated with the lack of adequate land for expansion; 6) risks associated with unanticipated delays or difficulties in the completion of ten to twelve additional shrimp ponds;7) risk of natural disasters; 8) risks associated with environment, conservation, permits, licenses, and other regulatory matters; 9) loss of key personnel; 10) risks associated with changes in market conditions; 11) variability in quarterly operating results; 12) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

       The following discussion of results of operations and financial condition should be read in conjunction with the Consolidated Condensed Financial Statements and related Notes thereto contained in Item 1. - Financial Statements.

Overview

       In the third quarter, the Company has continued to concentrate its efforts in two major areas, the first being the farming and sale of premium quality shrimp from the Company's modern and unique aquaculture pond system and the second being the breeding and production of high health, selectively bred shrimp broodstock and seed for the Company's farm and for sale to commercial breeders and growers throughout the world. The shrimp farm operated its 20 grow out ponds at full production capacity during the quarter, and per pond production yields were very encouraging, occasionally exceeding by more than 20% the yields projected at the inception of the venture. However, production costs were significantly higher than anticipated, in large measure due to increased feed and power costs caused by lengthy delays in harvesting due to the unavailability of adequate facilities for sorting, packaging and freezing full pond harvests. Furthermore, despite strong demand for product, sales revenues were well short of expectations for reasons which will be discussed below. As a result, the Company continued to have operating losses, despite its current farm operations being at full production capacity. Some of the losses from farming operations were offset by revenue earned from sales of hatchery products, especially broodstock, late in the quarter. For most of the quarter, however, there were few sales of hatchery products due to the ongoing adverse effects of disease at major shrimp farming operations in other parts of the world which temporarily interrupted demand. As shrimp farms in parts of Asia and South America resumed operations, however, demand for the Company's broodstock returned and appears to be increasing steadily entering the fourth quarter. The Company did anticipate the increase in demand and is poised to take advantage of growth in this highly profitable but volatile segment of the shrimp aquaculture business.

       Because of the experience of being able to operate at full production, third quarter operating results have been instructive to management as to the inherent requirements for converting the Company's sophisticated but capital intensive aquaculture technology into a profitable aquaculture enterprise. Management is confident that the critical steps to enterprise success have now been properly identified. In general terms, (i) the Company must develop and have a facility for sorting, packaging and freezing its farm product which enables the Company to handle farm harvests more efficiently and to respond effectively to the distribution requirements of different segments of the market for its product; (ii) the Company must construct and put into production at least 12 more grow out ponds which will enable the Company to significantly increase revenue generating product at significantly lower incremental production costs; (iii) the Company must continue to refine and develop marketing strategies and distribution and sales arrangements for the sale of increased production anticipated from the operation of more ponds; and (iv) the Company must continue its aggressive efforts to expand the client base and highly profitable sales of its hatchery broodstock lines. The severity of third quarter operating losses added to the losses sustained over the past year dictates to management that these steps be implemented at once, and management is fully committed to doing so, provided sufficient capital resources can be found.

       As a result of hard lessons learned during the Company's incipient production and marketing stages, the current marketing strategy for farm raised shrimp differs markedly from the initially conceived plan to sell virtually all of the Company's product to distributors and end users on the U.S. mainland in fresh, chilled, whole (i.e., with head on) form. The present marketing plan recognizes that, although fresh, chilled whole shrimp is clearly the most profitable form of the product for sale, the short "shelf life" of unfrozen whole shrimp makes it difficult and highly risky for the Company at this stage of its development to market fresh, chilled, whole shrimp on the U.S. mainland or abroad in any significant quantities. Accordingly, for the time being, the marketing of fresh, chilled, whole shrimp is concentrated in Hawaii, rather than in the continental U.S. On the mainland, the Company actively pursues sales of its product in fresh, chilled, tail-only form, which has a significantly longer effective shelf life than fresh, chilled, whole shrimp. Fresh, chilled tails are now being sold in specialty seafood stores and outlets in several major west coast cities as well as a limited number of specialty food outlets in the midwest and east coast. Management is vigorously pursuing the market for fresh, chilled tails through various arrangements with distributors and expects that this market will expand steadily heading into the fourth quarter and beyond. So as not to undercut local demand for fresh, chilled whole shrimp, the Company does not sell fresh, chilled tail-only shrimp in the Hawaii market.

       The present marketing plan also recognizes that although selling shrimp in fresh chilled form serves the Company's effort to promote and maintain recognition of its product as being of premium quality justifying a premium price, the bulk of farm shrimp sales is and will continue to be in frozen form. Currently, the Company sells frozen product both locally and on the mainland, primarily the west coast. The Company has received serious inquiries and is exploring potential sales of frozen product in both Europe and Asia, Japan in particular. Relative to the size of the Company's production, both now and in the foreseeable future, the demand for high quality frozen product is inexhaustible, and there has been no shortage of demand for the Company's production.

       Management has taken a cautious approach to marketing its shrimp in frozen form because of management's view that the Company's long term growth and economic well-being depend upon continued public differentiation of its product from shrimp generally available in the commodity market. Management believes that it is important to foster and maintain market acceptance of the Company's shrimp, even in frozen form, as a premium product commanding a price substantially higher than the price of shrimp generally available in the commodity market. Accordingly, the Company is currently working with the largest distributor of seafood products in the State of Hawaii primarily because of this distributor's willingness to work closely with management in product promotions designed to fetch premium pricing. Similarly, management's selection of other distributors located on the U.S. mainland has been and continues to be based primarily on management's confidence that a particular distributor's customer base and plan of distribution will compliment the Company's basic strategy of marketing a premium product.

       Even under the self-imposed marketing constraints described above, there is ample demand for the Company's product, and the Company has been able to sell all of its harvested production as premium quality product, whether in fresh chilled or frozen condition. Unfortunately, the first nine months of farm operations and marketing results in 1999 have shown that production from the existing 20 ponds is not enough to generate sufficient sales revenue to cover the Company's recurring operational and administrative expenses and to carry and amortize capital improvement debt. Moreover, generation of sales revenues is hampered by lack of access to adequate facilities to prepare freshly harvested shrimp for efficient and cost-effective delivery to various segments of the market. Indeed, the lucrative markets in Asia and Europe alluded to above are presently closed to the Company because at current levels of production and processing capability, the Company cannot supply enough product to gain access to those markets.

       In view of the fact that the original business plan for the Company projected that the most economically efficient farm size would be 52 ponds or some larger multiple of 26, it is not surprising that expansion of the farm beyond the present 20 ponds appears necessary for the farm operation to reach a level of economic self-sufficiency.
Assuming healthy market acceptance of the end product, such larger scale farm operations would enable the Company to take maximum advantage of the economies of scale inherent in the capital intensive, but extraordinarily labor efficient, shrimp production technologies upon which the business is based. Given the per pond production levels and apparent market acceptance of the Company's shrimp demonstrated in the first nine months of operations and the third quarter in particular, it is these same economies of scale which lead management to believe that expansion of the farm will turn the Company into a successful and profitable enterprise.

       The Company currently has three separate land areas in the Kekaha district of the Island of Kauai available for its use. Hatchery operations are located on a 5.2 acre parcel under lease from the State of Hawaii Department of Land and Natural Resources until 2029. From the very outset, the facilities at this site were sized to be fully capable of providing enough "seed" to sustain farm operations at the 52 pond level, while at the same time continuing to meet outside sales demand for hatchery products. Moreover, relatively minor and inexpensive renovations to these facilities would enable the hatchery to provide seed support for a farm of more than 100 ponds. The Company's existing 20 pond farm operation is located on 14 contiguous parcels of land comprising 106 acres within a State owned and designated agricultural park site known as the Kekaha Agricultural Park. These parcels are leased from the State of Hawaii Department of Agriculture for a term of 45 years. Unused portions of the land already under lease will permit expansion of the farm to 32 ponds. There are several more parcels within the agricultural park which the Company might obtain and which would permit expansion of the farm to 38 - 42 ponds depending on how many and which of the parcels can be acquired. The Company also has rights to a separate 313 acre site under a Revocable Permit with Immediate Right of Entry from the aforesaid Department of Land and Natural Resources, but management is not actively contemplating expanding farm operations into this area at this time due to its distance from existing operations.

       Under these circumstances, management is giving immediate consideration to expansion of the farm to 32 ponds on the agricultural park land already under lease from the State of Hawaii, as such expansion raises no land acquisition or permitted use issues and will entail the least development costs. The Company currently estimates that the development costs of this expansion will be approximately $1.5 million. In the intermediate term, management believes that expansion to anywhere from 38 to 42 ponds on parcels also located within the agricultural park would be the most cost effective and least risky pursuit, since the parcels needed to be acquired for such expansion abut existing operations. As part of a long term plan for expansion, the management favors acquiring additional land adjacent to but not a part of the agricultural park in order to take full advantage of the infrastructure expenditures already incurred in the development of the present farm. Expansion to land adjacent to the agricultural park site would raise numerous acquisition and permitting issues which are beyond the useful scope of discussion for the purposes of this report.

       The development of more ponds would also benefit the Company by enabling the Company to devote, if called for, more of its resources to the production of high health broodstock in order to take full advantage of the recent resurgence in the highly profitable market for hatchery products. The Company is encouraged by signs that in response to catastrophic crop losses suffered in the past year as a result of disease, more and more shrimp operations around the world are moving to combat introduction of disease into their systems by improving biosecurity measures at their hatcheries, implementing more stringent controls on the importation of live shrimp, such as broodstock and post larvae seed animals, and increasingly relying on the importation of proven SPF (specific pathogen free) broodstock and hatchery animals selectively bred and raised in highly controlled disease free conditions. Moreover, relative to the growing demand for SPF broodstock, particularly in Asia, the Company has few competitors, and the Company's animals are highly regarded by knowledgeable brokers and commercial hatchery operators throughout the shrimp aquaculture industry. In addition, the Company has developed a line of shrimp with genetic resistance to a particular virus which has had a considerable and widespread impact on the industry, and this line has displayed exceptional resistance to the virus in clinical trials and produced good results in field trials conducted in an area formerly affected by the virus. The Company has also secured a USDA-APHIS Certification for shipments of live, SPF animals to China, which to management's knowledge is the first time such a certification has been given for marine shrimp export. Thus, the Company occupies a strong position in the market for broodstock and hatchery products, and expansion of its facilities will enhance this position by affording the Company increased capability and flexibility to capture a larger share of this market as it expands.

       As in the marketing of its food shrimp, the Company has adopted a cautious approach to marketing its hatchery products by targeting farms and commercial hatcheries which supply farms whose operations are isolated from disease and/or whose aquaculture methods include controls to prevent the introduction of disease. With this strategy, the Company hopes to maintain the present high levels of user confidence in the quality and performance of the Company's animals and to further develop a solid core of repeat customers. Nevertheless, while management is encouraged by the prospect of being able to increase revenues through sales of hatchery products, especially broodstock, vigorous pursuit of this market is necessarily tempered by the fact that the market has been volatile and is laden with risks which are too great for the Company to rely on this segment of the shrimp aquaculture business as the Company's primary source of revenue.

       Hence, increasing farm production to levels which will enable the farm operation to become profitable remains the primary consideration for expansion of the grow out facilities. To that end, expansion of the farm site must be predicated on the Company's also having reasonable access to adequate facilities for handling and preparing harvested shrimp for distribution to the marketplace. As indicated previously, the original business plan assumed that virtually all of the Company's product would be marketed in fresh, chilled, whole form, and, therefore, no provisions were made to develop and properly equip a facility for sorting, packing and freezing high volumes of freshly harvested shrimp. Consequently, as the unacceptable risks of trying to sell large quantities of fresh, chilled whole shrimp became apparent soon after harvesting began in January of 1999, the Company was forced to avail itself of whatever facilities were immediately available to prepare and package harvested shrimp in more widely marketable forms (i.e., fresh, chilled tails and frozen whole and frozen tails). The sorting of shrimp (by size), de-heading and packing for shipment to distributors or for shipment to Oahu for freezing has been done in a small facility located in the nearby town of Hanapepe on the Island of Kauai, which was formerly used for processing and selling local fish products. Freezing has been done at a small, independently owned freezing and packing plant in Honolulu, whose limited size only allows the Company to freeze approximately
2,000 pounds of product per day, three days per week, and whose schedule sometimes prevents the Company from freezing any product for given periods of time.

       The limited size of the Kauai preparation and packaging facility, together with the limited availability of the Honolulu freezing and packing plant, forms an operations bottleneck which greatly reduces harvesting efficiency and thereby increases production costs. The
Company's pond system was designed so that at the end of a growing cycle, which has been scientifically calculated (and proven) to optimize production efficiency, the contents of an entire pond could be harvested in a matter of hours. The preparation and packaging facility is not large enough to safely handle the one time harvest of an entire pond, and the freezing schedule imposed by the Honolulu freezing and packing plant places additional constraints on quantities of shrimp that can be harvested at any given time. As a consequence, the Company has not been able to take advantage of the rapid, mechanically efficient harvesting methods designed into the infrastructure of the farm and has been forced to harvest in increments, using more labor intensive traditional methods. Moreover, ponds that should have been harvested completely and then immediately restocked to start a new crop cycle have had to be maintained for much longer periods of time to complete harvesting, thereby substantially increasing production expenses, especially for feed and electric power. Obviously, transportation and storage costs associated with having to ship freshly harvested shrimp to Honolulu for freezing have also added significantly to the costs of preparing shrimp for the market.

       Furthermore, the limited availability and freezing capacity of the Honolulu packing plant has adversely affected the Company's ability to service certain customer's with high volume orders for frozen product, in certain cases negatively affecting cash flow by slowing inventory turnover, and in other cases altogether preventing the Company from gaining access to lucrative markets. To fill a large order for frozen product of a particular size, while at the same time continuing to meet the ongoing requirements of its regular customer base, the Company must stockpile as much product of suitable size as the limited freezing schedule permits until it has accumulated enough inventory to complete the order. The process of accumulating sufficient inventory may take several weeks or more, and for many potential high volume customers, such delay and uncertain timing of supply is unacceptable.

       Thus, both the Kauai facility and the present arrangement with the Honolulu packing plant are inadequate to efficiently handle the production from the Company's existing 20 ponds and present an absolute barrier to expanding production by constructing and operating more ponds. In view of this dilemma, management has considered alternative means of having its product frozen, such as shipping freshly harvested, whole or deheaded shrimp to large freeze processing facilities on the U.S. mainland. Management has concluded, however, that added packing and transportation costs, increased risk of loss factors, and especially potential inventory and marketing control problems, render such alternatives unfeasible in both the near and long-term.

       Instead, management has conducted a thorough search and has now identified and entered negotiations for two alternative sites in Hanapepe, Kauai at which the Company could develop its own fully equipped facility for sorting, packing, freezing, storing and preparing for shipment all of the Company's freshly harvested shrimp. The facility and improvements being considered and planned would provide the Company with the capability of efficiently and safely handling not just the volume and frequency of full pond harvests from the existing 20 pond farm, but the volume and frequency of full pond harvests generated by an expanded farm with up to 100 ponds. The most obvious benefits of having such capability would be (i) decreases in both production and processing costs obtained by elimination of the harvesting/handling bottleneck and the extra direct costs of handling and transporting product to Honolulu for freezing, (ii) increases in overall farm production achieved by enabling the farm to operate in strict accordance with optimal grow out and harvesting schedules, and (iii) increases in sales revenue gained through improving the Company's control of inventory and ability to service large unit order clients. In addition, a larger facility would enable the Company to use automated size sorting machinery, which is far more accurate than the visual/hand sorting methods now used and would greatly enhance the Company's ability to obtain the best price for its product in each size classification. Furthermore, while the initial plans for the facility call for installation of "Individual Quick Freezing" (IQF) equipment, which is the freezing method that best serves most of Company's present customer base, the larger facility would allow the installation of "Block Freezing" equipment as well which would facilitate the Company's entry into certain large markets, particularly in Asia, which prefer product frozen by this method. The Company currently estimates that the development costs for such a facility will be approximately $500,000.

       A preliminary analysis by management indicates that it is unlikely that the costs of leasing, developing, equipping and operating its own facility will be fully offset by gains in production and processing efficiency, total production, and sales revenues attributable to having the facility. In other words, it appears unlikely that such a facility would "pay for itself," if the Company does not expand the farm beyond its current 20 pond level. However, management is reasonably confident that expansion of the farm to at least 32 ponds will enable the Company to turn a profit, and it is absolutely certain that expansion of the farm would be a futile exercise, unless the Company also finds or develops an adequate facility for efficiently sorting, packing, freezing and preparing for the market the maximum amount of product which an expanded farm could produce.

       Management's confidence in the long term efficacy of expanding its facilities is actually buoyed by the experience of the Company's first nine month's of operations, even in the face of continued operating losses. It is management's belief that while the substantial losses sustained during the Company's early stages of development and operations have revealed several incorrect assumptions in the initial business plan and much misdirected and costly wasted effort, early operations have also proven that the fundamental assumptions underlying this commercial application of advanced aquaculture science are sound.
The Company's modern, environmentally controlled, high intensity farming methods, using only internally supplied, high-health, genetically selected stock, do produce dramatically superior yields of a demonstrably superior product. As indicated previously, farm production yields on a per acre basis are unprecedented in the industry and have met and in some cases exceeded the most optimistic initial projections. Perhaps more importantly, consumer reaction to the product has been uniformly positive and verifies that the shrimp produced by the Company's sophisticated aquaculture methods is indeed readily distinguishable in taste and texture as being of the highest quality.

       There are other less tangible but equally encouraging signs which also support management's confidence in the future of the Company.
There is abundant land in the area suitable for expansion and few neighboring industries whose operations might compete for space or pose an economic or environmental threat that might limit the Company's growth. There is a more than adequate labor pool locally available to service expanded farming and packaging activities when needed. The venture is very well received and supported by the local community, and the Company is viewed enthusiastically by both County and State government leaders and officials for its potential to become a significant export industry which will provide employment and broaden the economic base of the County and the State as a whole. The favorable geo-economic climate and such community, government and political support will not provide the infusion of capital necessary for the Company's growth but may help to mitigate other risk factors inherent in the process of expansion. In that way, community and government support locally and statewide provide advantages to the Company which are far more than symbolic.

Results of Operations

       General. The Company has sustained operating losses since inception in January 1995 of approximately $3.5 million. Such losses have generally been financed through a combination of internally generated funds and funds provided through the sale of common stock and Class A warrants. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund operating losses until such time as expanded production facilities are operational. Based on current plans such expansion could require up to one year to complete.

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated condensed financial statements, during the nine months ended October 31, 1999 and 1998, the Company incurred losses of $1,313,830 and $874,758, respectively. In addition, the Company currently has no committed source of outside capital available to fund future losses. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

       The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing construction loan agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. The Company is actively pursuing a plan for additional equity financing through a common stock offering to "accredited investors". In addition, the Company has recently received a tentative offer from an existing shareholder to provide up to $1.0 million in the form of a convertible debenture. The Company is currently evaluating the terms and conditions of the offer.

       Management does not consider a comparison of period to period results to be necessarily meaningful because the Company's production facilities were still in the development stage during the first nine months of 1998 and did not become operational until February 1999.

       Product Sales. The Company's revenue from shrimp sales for the quarter ended October 31, 1999 was $521,214 compared to $152,725 for the quarter ended October 31, 1998. The increase in revenue is the result of sales of farm shrimp in 1999 versus no such sales in 1998. During the third quarter ended October 31, 1999, the Company sold approximately 84,500 pounds of farm shrimp at an average price of approximately
$5.16 per pound. There were no farm shrimp sales in the prior years' third quarter as the Company was still constructing the shrimp grow-out ponds and no farm shrimp were being produced.

       Shrimp sales for the three quarters ended October 31, 1999 increased to $1,202,303 from $211,110 for the three quarters ended October 31, 1998. This substantial increase in revenue was attributable to the sale of farm shrimp in the first nine months 1999 as compared no farm shrimp sales in the same period of 1998.

       Cost of Sales. Cost of sales for the third quarter of fiscal year
1999 was $433,742 compared to $98,722 in the third quarter of fiscal year 1998. This increase was principally the result of farm shrimp sales in 1999 as compared to no sales in 1998. The gross profit during the third quarter of 1999 was negatively impacted by lower of cost or market adjustments to inventory of approximately $36,000. Such adjustments reflect certain inventory costing issues which the Company is continuing to resolve and refine given the unique, experimental, and start-up nature of the Company's production and farming techniques. It is anticipated, however, that when the sorting, freezing and packaging facility is constructed and operational, most, if not all, of these inventory costing issues will be resolved or mitigated.

       Cost of sales for the three quarters ended October 31, 1999 was $1,254,068 compared to $148,234 for the three quarters ended October 31,1998. This increase was primarily the result of farm shrimp sales in 1999 compared to no farm shrimp sales in 1998. During the three quarters ended October 31, 1999, the Company's gross profit was negatively impacted by lower of cost or market inventory adjustments as discussed above totalling approximately $157,000.

       General and Administrative Expenses. General and administrative expenses for the third quarter ended October 31, 1999 were $323,476 compared to $383,877 for the third quarter ended October 31, 1998.
This decrease was mainly due to the impact of a cost reduction program. During the third quarter of fiscal year 1999, the Company implemented a comprehensive cost reduction and containment program which included, among other things, payroll reductions of up to 40% for all employees, a moratorium on all long-term contractual commitments, a freeze on all new salaried hires, a comprehensive review of all existing contracts and arrangements including insurance coverage, and a reduction of outside professional services provided to the Company. The Company intends to further scrutinize all expenditures in order to identify additional cost savings areas.

       Asset Impairment Loss. During the quarter ended October 31, 1999, the Company determined that certain non-inventory assets had no value, and accordingly, recognized an asset impairment loss of $43,500.

       Interest income (expense). During the quarter ended October 31,1999, the Company incurred total interest costs of approximately $76,000, of which approximately $46,200 was capitalized to the Company's self-constructed real property improvements. Construction of these assets is substantially complete. Therefore, interest incurred will no longer be capitalized to such assets.

Liquidity and Capital Resources

       On March 1,1999 and November 2, 1999, a shareholder and officer of the Company advanced the Company $50,000 and $225,000, respectively. Both promissory notes are due and payable on February 2, 2000, together with interest on any unpaid balance thereof at the rates of 10% and 9.75% per annum, respectively. However, the Company may, at its option, extend the maturity of the promissory notes for an additional ninety days from such date. The promissory notes may be prepaid in whole or in part at any time without penalty.

       On May 5, 1998, the Company entered into a revolving credit agreement, as amended, with Central Pacific Bank in the amount of $235,000, secured by a $250,000 Central Pacific Bank certificate of deposit At October 31, 1999 the outstanding balance on the line of credit was $235,000. The expiration date on the revolving credit agreement, as amended, is May 5, 2000, at which time the full unpaid principal balance together with interest thereon, is due and payable in full. Interest on the outstanding borrowing accrues at 1.50% above the Central Pacific
Bank certificate of deposit interest rate.

       On September 9, 1998, the Company entered into a construction loan agreement with the Bank of America which provided for advances of up to a maximum principal amount of $3,000,000. The proceeds from such loan were to be used to construct certain improvements on real property owned in leasehold by the Company and located on the island of Kauai in Hawaii. As of October 31, 1999, $2,964,701 was outstanding on the loan and the improvements were substantially complete. The Company intends to convert this Construction Loan to a Permanent Loan in accordance with the loan agreement. The Permanent Loan would provide for monthly payments over a period of seven years and a balloon payment may be due at the end of the seven-year amortization period. The interest rate on the Permanent Loan for the first two year would be based on Bank of America's Reference Rate plus 2.0% per year. Such rate would be subject to quarterly adjustments. From years three through seven, the interest rate would be based on the most recently auctioned United States Treasury Bond or Note plus
2.75%.

       The Company requires additional capital to construct a sorting, packing and freezing facility and to expand its maturation facilities on the island of Kauai in Hawaii. The Company currently estimates that the costs of developing and equipping the sorting, packing and freezing facility and constructing additional maturation ponds will be approximately $500,000 and $1.5 million, respectively. In addition, the Company currently believes its ability to generate sufficient funds internally for working capital purposes is limited by the lack of such facilities. As such, the Company may require an outside source of working capital during the period of construction of these facilities, currently estimated to take up to 12 months. Therefore, the Company is aggressively exploring its available financing options including, but not limited to, a private placement equity offering, additional debt financing or some combination thereof. In addition, the Company has recently received a tentative offer from an existing shareholder to provide up to $1.0 million in the form of a convertible debenture. The Company is currently evaluating the terms and conditions of the offer. The
Company's inability to obtain additional financing on acceptable terms would have a material adverse effect on the Company. See Note 3. to Consolidated Condensed Financial Statements.

Year 2000 Issue

       Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

Certain Factors That Might Affect Future Operating Results

       In addition to other information contained in this Quarterly Report on Form 10-QSB, the following are important factors that should be considered in evaluating the Company and its business.

       The availability of land for expansion of the Company's farm facility poses risks which vary in accordance with the scope of intended expansion. The existing 20 pond farm operation is located entirely within the State-owned and designated agricultural park site known as the Kekaha Agricultural Park ("Agripark"). The Company leases this land from the State of Hawaii Department of Agriculture for a term of 45 years. Unused portions of the land already under lease will permit expansion of the farm to 32 ponds, and management does not foresee any use permit issues involved in expanding the farm on these lands.
There are several more parcels within the Agripark which the Company might acquire and which would permit expansion of the farm to 38-42 ponds. The ability to acquire these parcels is not certain, as each of these parcels is currently under lease to a third party. The Company does have rights to acquire (by lease) all or portions of a separate 313 acre site that could accommodate up to 100 production ponds, but management has not actively explored expansion into this area due to its distance from existing operations. For major expansion in the future, the Company would more likely look to acquire some of the abundant acreage adjacent to the Agripark, which was formerly planted in sugar cane but is now vacant. Subdivision requirements, land use approval and permit issues would be significant factors affecting the availability and ultimate feasibility of expanding into these adjacent lands, but acquisition risks are mitigated by the present lack of economically suitable uses for such lands.

       The geology, location and climate of Hawaii present certain risks of natural disasters such as hurricanes, volcanic eruptions, flooding, and tsunamis. In 1992 for example, Hurricane Iniki caused substantial damage on the island of Kauai. Though the Company was not operating during Hurricane Iniki, the prototype ponds, which were in place at the time, sustained little damage during the storm. The majority of the Company's infrastructure consists of low-profile basins that present little vertical relief, and are expected to survive exposure to hurricane winds, although no assurance can be made that such infrastructure would survive. In addition, the Company's hatchery building is designed to survive winds of up to 140 mph and storm waters from adjacent lands are directed into existing drainage ditches. To the extent that natural disasters such as hurricanes or severe storms occur on Kauai, the Company's operations and financial condition may be adversely affected.

       The business of the Company is subject to substantial local, state and federal regulations, including, but not limited to, protecting health and safety of food products, archeological preservation laws, and environmental regulations. The Company believes that it currently has acquired all necessary permits and licenses for its animals, seawater wells, pumps, ponds, and buildings constructed to date. There can be no assurance, however, that the Company will be able to obtain any additional permits or licenses that may be required in the future. Although the Company is not currently aware of any environmental compliance issues, no assurance can be given that in the future such issues will not have a material adverse effect on the Company's operation in the future.

       The Company's farming sites were formerly sites of agriculture operations, which involved use of pesticides and other agriculture chemicals. The use of lined ponds and seawater taken from below the freshwater groundwater resource where residual agriculture chemicals may temporarily reside is believed to avoid any reasonable likelihood that such chemicals could affect product quality, and tests have confirmed the absence of such pesticides in the incoming water. In
October 1999, the Hawaii State Department of Health granted the
Company a permit for discharge of farm effluents to the ocean. This Permit is valid through April 2004, and allows a discharge volume to support a farming operation consisting of 100 ponds. Establishment of the new shrimp packaging/freezing facility on Kauai will require approval of a facility design permit from the Department of Health. A delay in the approval of the Company's planned packaging facility could negatively affect the Company's operations. Although management is not currently aware of any environmental compliance issues that are expected to have a material adverse effect on the Company, no assurance can be given that such regulations will not have a material adverse effect on the Company's operation in the future.

       The Company's personnel includes acknowledged authorities in the field of shrimp aquaculture and high health shrimp breeding and production systems. Although the Company performs cross-training among its technical staff, maintains various operational protocol documents, and carries insurance on several key employees, the specialized nature of this marine bio-technical operation suggest that loss of key personnel could have a material adverse affect on the Company.

       Shrimp diseases have caused serious economic impacts to shrimp aquaculture operations worldwide and the occurrence of an infection at the Company's operations would have a material adverse affect on its operations. The establishment of import bans on live shrimp by foreign countries to which the Company markets its shrimp hatchery products, or changes to air shipment regulations could negatively affect its ability to sell into these markets. Commercially available feeds of appropriate nutritional composition and acceptable price need to be shipped from off-island to the farm. The unavailability of feeds, large price increases, or the interruption of transport logistics would negatively impact the Company's operations.

       All of the potential vectors of the primarily viral shrimp pathogens are not completely understood, but transmission from infected parents to offspring and contamination from adjacent shrimp farms are understood to be principal causes of infection. The Company has aggressively pursued a disease prophylaxis strategy in a number of ways. The farming location was sited in an arid, isolated portion of Kauai, an island where no other shrimp farms exist, and seawater is drawn from deep seawater wells rather than directly from the ocean to preclude the incidental introduction of pathogens. When beginning operations, the Company first established its hatchery operation with state-of- the-art animals known to be free of diseases associated with shrimp aquaculture elsewhere, and committed to the exclusive use of its high health seed in all its farming operations. The Company established rigorous quarantine and biosecurity procedures, a continuous pathological surveillance program, animal health management protocols, and controls on the transfer of materials, animals, vehicles and pedestrian traffic on its hatchery. Although these are the most effective and sound means to insure the health status of its animal stocks, there can be no assurance that incident of infection might occur within one of its properties.

       Because importation of infected broodstock is a key means of infection, several countries where shrimp farming is practiced have increased restrictions, instated special animal quality assurance requirements, and in some cases temporarily instated bans on importation of live animals. Generally, these actions work in favor of the Company's marketing of its high health hatchery products because their health quality can pass the most rigorous requirements, and the Company recently attained United States Department of Agriculture-Animal Plant Health Inspection Service's certification of its SPF animals for shipment to a foreign country. A substantial proliferation in the number of shrimp farming countries instituting overall bans on the importation of live animals, or regulatory changes to the air shipment of live animals could negatively affect the foreign sale of these products.

       The capability to import appropriate feeds at acceptable prices is a risk that the Company has attempted to address through the establishment of relations with multiple feed vendors. Nonetheless, the continued existence of these feed suppliers, substantial, industry-wide changes to the economics to the feed industry, or the occurrence of strikes which would interrupt shipping logistics could negatively impact the Company's operations.

       The sale price of the Company's premium shrimp is affected to some degree by global market conditions. The Company's strategy is to secure a price premium by differentiating its product from commodity-grade products by virtue of its excellent taste, texture and purity. Despite this effort, if the global shrimp market suddenly became flooded with low priced commodity grade product, it is possible that the premium paid for high-quality product could fall in the face of excessive supply. The capability to secure sales of the premium shrimp and high health hatchery products outside the limited Hawaiian markets is critical to the Company's market strategy. The Company has received numerous expressions of interest from large mainland clients to purchase its premium Pacific white shrimp when its packing/freezing operation can regularly supply sufficient volumes. Despite such willingness, the present inability to secure contracts for such purchases represents an uncertainty, which could adversely affect the Company's operation. Increasing the sale of hatchery products entails continued penetration into new markets and client bases in Asia and the Americas. The increased year-over-year sales volume expected for 1999, and the expanded customer base have been encouraging, but because this market relies heavily on word of mouth endorsements from associates and exigencies within the industry, it is difficult to predict the rate at which sales can be expected to grow.


PART II. OTHER INFORMATION

Items 1,2,3,4, and 5.     Not Applicable


Item  6.       Exhibits and Reports on Form 8-K

               (a)     Exhibits.

                 27.1 Financial Data Schedule-Filed herewith.

               (b) On October 13, 1999, the Company filed a report on Form 8-K disclosing that at a meeting of the Board of Directors of the Company, Mr. Ronald Ilsley was removed as the Company's Chief
Financial Officer, effective immediately, after he declined to accept the Board's recommendation that he voluntarily resign from that position. At the same meeting, the Board also voted to replace Mr. Ilsley as Chairman of the Board, and elected Gordon J. Mau as the new
Chairman. Although he was removed as Chairman, Mr. Ilsley removed as chairman, Mr. Ilsley remains as a member of the Company's Board of Directors.

                    In a related matter, the Board authorized Mr. Mau and Ernest K. Dias, the Company's Chief Operating Officer, to begin an immediate search for a new Chief Financial Officer.

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

       (b) No reports on Form 8-K were filed during the quarter ended October 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTROLLED ENVIRONMENTAL AQUACULTURE
TECHNOLOGY, INC.
(Registrant)


By:/s/______________________________________
Ernest K. Dias
President and Chief Operating Officer
(principal executive officer)
Date:  December 17, 1999