Form 10QSB/A
period 1999-10-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 1999-12-20
CIK 943941

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB/A

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

Transitional Small Business Disclosure
Format (Check one):
Yes ____  No   X
CONTROLLED ENVIRONMENT AQUACULTURE
TECHNOLOGY, INC and Subsidiaries.

                                    Index

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
[S]
Consolidated Condensed Balance Sheet
October 31, 1999
Consolidated Condensed Statements of Loss
Quarter and Three Quarters Ended
October 31, 1999 and October 31, 1998
Consolidated Condensed Statements of Cash Flow
Three Quarters Ended October 31, 1999 and
October 31, 1998
Notes to Consolidated Condensed Financial Statements
CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY, INC and
Subsidiaries.

CONSOLIDATED CONDENSED BALANCE SHEET
(unaudited)

                                      October 31, 1999
                                           (unaudited)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      2,868
  Restricted Cash                              360,411
  Accounts receivable                          222,091
  Inventory                                    687,326
  Prepaid expenses                              44,362
  Other current assets                          14,900
    Total current assets                     1,331,958
Ponds, buildings and
 equipment - net                             4,561,471
Other assets                                    52,500

        Total assets                         5,945,929

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                             399,921
  Accrued expenses                              10,480
  Current portion of
   long-term debt                               24,360
  Current notes payable                        285,000
  Other current liabilities                     63,722

        Total current liabilities              783,483
 Equipment loan                                 68,890
 Construction loan                           2,871,452
        Total Long-term debt                 2,940,342

        Total liabilities                    3,723,825
Commitments and contingencies                        -

Stockholders' equity
 Common stock - no par value
 Authorized - 100,000,000 shares
 Issued and outstanding -
 4,255,405 shares as of October
 31, 1999                                    5,758,794

Additional paid-in capital                       2,075

Retained deficit                           (3,538,765)
        Total stockholders' equity           2,222,104
        Total liabilities and
         stockholders' equity                5,945,929

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY, INC.
and Subsidiaries

CONSOLIDATED CONDENSED                 STATEMENTS OF LOSS
(unaudited)

                                        Quarters ended            Three quarters ended
                                           October 31,                     October 31,
                                   1999           1998            1999            1998
Sales                           521,273        152,726       1,202,303         211,110
Cost of sales                   433,742         98,722       1,254,068         148,324
Gross profit (loss)              87,531         54,004        (51,765)          62,876

General and administrative
   expenses                     323,476        390,670       1,192,347         961,821
Operating loss                (235,945)      (336,666)     (1,244,112)       (898,945)
Asset impairment loss          (43,500)              -        (43,500)               -
Interest income
expense, net                   (30,519)          6,793        (26,218)          24,187
Loss before income
tax benefit                   (309,964)      (329,873)     (1,313,830)       (874,758)
Income tax benefit                    -              -               -               -
Net loss                      (309,964)      (329,873)     (1,313,830)       (874,758)
Loss per common share        (0.07)          (0.07)           (0.31)          (0.22)

Weighted number of
 shares outstanding           4,255,405      3,614,950       4,255,250       3,614,950

The accompanying notes are an integral part of these condensed financial statements.
CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY, INC and
Subsidiaries.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
(unaudited)

                                  Three Quarters Ended
                                           October 31,
                                   1999           1998
Operating Activities
Net Loss                    (1,313,830)      (874,758)
Adjustment to net loss
 Asset impairment loss           43,500              -
 Depreciation and
  amortization                   42,049         38,775
Changes in operating
assets and liabilities
 Restricted cash                 14,420              -
 Accounts receivable          (159,406)          9,732
 Inventory                     (27,386)      (179,641)
 Prepaid expenses              (21,985)       (47,358)
 Other current assets           (3,086)              -
 Other assets                     1,900       (14,615)
 Accounts payable               170,278        285,222
 Accrued expenses              (10,019)         48,701
 Other current liabilities        5,784              -
  Cash flow from (used in)
  operating activities      (1,257,781)      (734,482)

Investing activities
 Capital expenditures         (396,705)    (2,294,556)
 Cash flow from (used in)
  operating activities        (396,705)    (2,294,556)

Financing activities
 Conversion of Class A
 warrants                       400,000              -
 Sale of Common Units           600,000      1,670,450
 Proceeds from
 construction loan              442,324      1,147,706


 Net proceeds from
 equipment loan                  93,250              -
 Proceeds from current
 notes payable                   60,000        175,000
 Cash flow from (used in)
  operating activities        1,595,574      2,993,156

Increase (decrease) in cash
and cash equivalents           (58,912)       (35,882)
Cash and cash equivalents at
the beginning of period          61,780        535,598
Cash and cash equivalents at
end of period                     2,868        499,716

The accompanying notes are an integral part of these condensed financial statements.

CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY,
INC and Subsidiaries.

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

8. Stockholders' Equity

       As of October 31, 1999, the Company had 4,255,405 shares of common stock outstanding, together with 2,760,149 Class A Common
Stock Purchase Warrants ("Class A Warrants") exercisable at $2.00 per share. Exercise of the warrants may have an adverse effect upon the trading price of and market for the Company's common stock. In addition, the Company is currently contemplating an additional equity offering. The issuance of these additional shares may further dilute the interests of the current shareholders and could reduce their proportionate ownership and voting power in the Company.

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

       Interest income (expense). During the quarter ended October 31, 1999, the Company incurred total interest costs of approximately
$76,000, of which approximately $46,200 was capitalized to the Company's self-constructed real property improvements. Construction of these assets is substantially complete. Therefore, interest incurred will no longer be capitalized to such assets.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CONTROLLED ENVIRONMENT AQUACULTURE TECHNOLOGY,
INC.
(Registrant)


By:/s/______________________________________
Ernest K. Dias
President and Chief Operating Officer
(principal executive officer)
Date:  December 20, 1999