Form 10KSB/A
period 2000-01-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 2000-05-17
CIK 943941

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  AMENDMENT #1
                                       TO
                                  FORM 10-KSB

__X__Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 2000.
                                       or
_____Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the transition period from ______ to ______.

                         Commission File Number 0-25868

                             Controlled Environment
                          Aquaculture Technology, Inc.
           (Exact name of small business as specified in its charter)

Colorado                                                    84-129316
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                               3375 Koapaka Street
                             Honolulu, Hawaii 96819
                    (Address of principal executive offices)

                                 (808) 836-3707
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of class)

                             ----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements
for the past 90 days. Yes__X__   No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 2000 was $3,381,056. As of March 15, 2000, there were 4,355,450 shares of the registrant's common stock outstanding. The registrant's revenue for the most recent fiscal year was $2,096,372.

Transitional small business disclosure format  Yes___  No_X_

                           DOCUMENTS INCORPORATED BY REFERENCE
                                          None.

                                     PART I
ITEM 1. BUSINESS

General

         Controlled Environment Aquaculture Technology, Inc. ("Ceatech or the "Company") was incorporated under the laws of the State of Colorado on January 19, 1995. In August 1997, Ceatech's common stock began trading
"over-the-counter" under the symbol CEAT on the NASD Bulletin Board.

         Ceatech was a development stage company from its inception in January 1995 to February 1999. During this period, the Company focused primarily on capital formation, planning and design of its advanced technology shrimp aquaculture facilities, location and acquisition of its hatchery and farm sites, and construction and equipping of its present hatchery and growout facilities. Sale of the Company's hatchery products, high health broodstock and post larvae "seed" animals, began in 1998. Sales of consumable product raised in the Company's farm growout facilities began in February 1999.

Operations

         At present, the Company is concentrating on two aspects of the overall shrimp aquaculture business: (i) the development of a large, modern shrimp farm operation for the production, preparation, packaging and distribution of premium quality Pacific white shrimp; and (ii) the breeding, rearing and sale of high health hatchery products, primarily broodstock and post larvae "seed" stock, to commercial shrimp operations throughout the world.

         In its own aquaculture farm operations located in Hawaii on the Island of Kauai, the Company utilizes highly advanced technologies for intensive, sustainable shrimp aquaculture farming which were developed as part of a U.S. Shrimp Farming Program sponsored by the U.S. Department of Agriculture. Moreover, these technologies evolved from over 15 years of research and practical experimentation conducted within this USDA program by, among others, several of the Company's key technical, managerial and operations personnel.

         Strict quality controls over the entire shrimp production process from breeding to distribution for sale are an integral part of the Company's technologically advanced aquaculture methods. All of the farm stock is sourced from the Company's own state-of-the-art breeding and hatchery facilities at which selectively bred broodstock and seed stock are produced and reared under tightly controlled conditions designed and maintained to prevent the introduction of disease and to insure animal high health. The farm growout facilities are fully lined circular ponds designed with and linked to water supply and drainage facilities that enable continuous water exchange and complete waste removal between growing cycles. One-half acre ponds are used as nursery units for the rearing of post larvae seed stock to juvenile stage animals, and one acre production ponds are used for growing the juvenile shrimp to market size. The one acre production ponds are also designed to enable rapid and complete one-time harvesting of a pond which minimizes product deterioration resulting from handling and handling time. The farm shrimp are fed exclusively with a commercial feed specifically developed and formulated to provide good nutrition and promote rapid growth. Finally, the entire growout system includes extensive drainage canals and large settling basins designed to minimize the environmental impact of waste discharge from the farm.

         Currently, freshly harvested shrimp are initially sorted and prepared for distribution and marketing by Company employees at a subleased facility located in the nearby town of Hanapepe. At the present time, freezing and packing of frozen product must be hired out to an unaffiliated company in Honolulu, on the island of Oahu. However, the Company recently made arrangements to acquire the leasehold interest in its existing Hanapepe site and to construct and equip a new facility on that site that will enable it to accomplish all of the necessary sorting, preparation, freezing and packaging functions.

Competition

         Because of the global nature of the shrimp industry, the Company to a degree experiences competition for its consumable product from the full range of domestic/foreign and capture/culture suppliers. Despite the common condition of excess demand relative to supply of shrimp, sporadic short-term changes in supplies can cause fluctuations in shrimp prices globally. The Company strives to differentiate itself from the low-cost suppliers via its strategy to target the market for premium product, and to identify itself as a cultured product from Hawaii. As for the sale of hatchery products, the State of Hawaii has five commercial operations of varying size that sell high health broodstock. The Company is one of very few purely commercial operations in the world, and one of the largest in Hawaii to market the SPF (specific pathogen free) shrimp hatchery products globally. The competitive advantage of the Company is supported by the extensive length of time that these SPF genetic lines have been maintained and bred, the reputation of the technical staff, and the high degree of isolation of these sources from major shrimp farming areas with histories of disease problems.

Marketing

         The Company itself markets a small amount of its farm production to local users, but the vast majority of farm product is marketed throughout the U.S. under an arrangement with a large wholesale seafood distributor based in Honolulu, Hawaii. Farm product has been and is marketed under the names Hawaiian Plantation Shrimp and Kauai Shrimp. Because the market for shrimp hatchery products is highly specialized and largely dependent upon the reliability and scientific/technical repute of the supplier, the Company's senior personnel handle all marketing, sale and distribution of its high health hatchery products.

Employees

         As of January 31, 2000, the Company had approximately 51 employees, of which 33 were full-time. Currently, none of the Company's employees are represented by a collective bargaining agreement. The Company believes its relations with employees are good.

ITEM 2. PROPERTIES

         The Company's corporate offices are located in Honolulu, Hawaii. The corporate offices consist of leased office space of approximately 1,200 square feet. In addition, the Company leases 900 square feet of office space in Waimea, on the island of Kauai. The Company also leases a 2,000 square foot processing facility located in the town of Hanapepe, Kauai, which the Company intends to acquire.

         The Company's farm operation is located on approximately 140 acres of leased land at the Kekaha Aquacultural Park. The lease with the State of Hawaii has a 45-year term that expires on December 31, 2043. Base rent is set for the first 15 years with rent in excess of the base value up to 3% of gross proceeds from sales. The base rent only is subject to increase every 10th year of the lease. The Company is allowed to recover all of its capital investment prior to the payment of percentage royalty.

         On April 9, 1998, the Company was granted a revocable permit with immediate right of entry to approximately 313 additional acres from the State of Hawaii, Department of Land and Natural Resources. The Company is not actively contemplating expanding farm operations into this area at this time due to its distance from existing operations.

ITEM 3. LEGAL PROCEEDINGS

         As of January 31, 2000, there was no litigation pending in which Ceatech or any of its subsidiaries is a party or in which, to the best of management's knowledge, Ceatech or any of its subsidiaries may be joined as a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended January 31, 2000.


                                         PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                     Price Range of Common Stock and Dividend Policy

     The Company's common stock is currently traded on the Over the Counter, Bulletin Board under the symbol "CEAT." The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

                           High             Low
Fiscal Year 1997

Third Quarter              5                2 1/2
Fourth Quarter             4 1/4            3 3/8

Fiscal Year 1998





First Quarter              4 1/4            3 3/8
Second Quarter             3 5/8            2 7/8
Third Quarter              2 3/4            2 1/8
Fourth Quarter             4 1/2            2 1/8

Fiscal Year 1999

First Quarter              3 3/8            2 1/2
Second Quarter             2 11/16          1 1/2
Third Quarter              1 3/4            11/16
Fourth Quarter             1 3/32           13/16


         The closing sale price of the Company's common stock as reported on the Over the Counter, Bulletin Board on March 15, 2000 was $1 3/8 per share. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

         At January 31, 2000, there were approximately 378 stockholders of record of the Company's common stock. There is no established public trading market for the Company's Class A warrants.

         There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future. In addition, the Company's Bank of America Construction Loan presently restricts payment of cash dividends, possibly as long as seven years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains certain statements which may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar language, are likely to be forward-looking statements, and as such, are likely to concern matters which involve risks, uncertainties and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form
10-KSB should be construed as a guarantee or assurance of future performance or future results.

Overview

         During the fiscal year ended January 31, 2000, the Company made substantial progress toward realizing its ultimate objective of becoming a large scale, profitable shrimp agri-business by applying the technologically modern aquaculture methods described previously. Construction of the first 20 growout ponds and support infrastructure was completed in July 1999, and all of the growout ponds were in full production by the second half of the year. During this period, the productive capability of the Company's unique production technology has met and exceeded initial estimates.

         Nevertheless, while per pond production yields have been very encouraging, occasionally exceeding by more than 20% the yields projected at the inception of the business, total sales revenue has been well short of total operating costs. As a result, the Company has continued to incur substantial losses from its existing farming operations, and it is apparent that production from just 20 growout ponds will not generate sufficient revenue to cover the Company's recurring operational and administrative expenses and to carry and amortize its debt.

         Losses from farm operations were mitigated somewhat by increased sales of hatchery products, especially broodstock, in the latter part of the year. The late resurgence and increase in hatchery sales provided an encouraging sign for future prospects in this area of the Company's business. Nevertheless, while the Company plans to allocate more resources to expand its share of the worldwide market for hatchery products, the inherent risks involved and the volatility of this market are such that the potential revenue from this source is not enough to warrant the Company's reducing its commitment to farm operations as a primary area of enterprise.

         In view of the severity of operating losses over the past two years, the Company has identified several development strategies and steps which must be taken and are in the process of being taken to insure the Company's survival and future success. First, the

Company will need to acquire, develop and equip a facility for sorting, packaging and freezing farm product which will enable the Company to maximize production, handle harvests more efficiently, and respond more effectively to the product distribution requirements of different segments of the market. Second, the Company will need to construct and put into operation more growout ponds in order to take advantage of certain economies of scale inherent in its advanced aquaculture methods and thereby increase farm production at lower incremental cost and take full advantage of its existing infrastructure. Third, the Company must continue to refine and develop marketing strategies and distribution arrangements for the sale of the increased production anticipated from the operation of more ponds. Finally, the Company must continue its aggressive efforts to expand the client base and highly profitable sales of its hatchery broodstock lines.

         The Company's original business plan assumed that virtually all of its farm product would be marketed in fresh, chilled, whole form. Accordingly, no provisions were made to develop and properly equip a facility for sorting, packing and freezing high volumes of freshly harvested shrimp. Actual marketing experience during the past year has shown that the distributor's perceived risks of trying to sell large quantities of fresh, chilled whole shrimp are unacceptably high, and as a result, the Company has had to avail itself of whatever facilities were immediately available to prepare and package harvested shrimp in more widely marketable forms (i.e., fresh, chilled tails and frozen whole and frozen tails). As indicated previously, the sorting of shrimp (by size), de-heading and packing for shipment to distributors or for shipment to Honolulu for freezing has been done in a small facility located in the nearby town of Hanapepe, which was formerly used for processing and selling local fish products. Freezing has been done at a small, independently owned freezing and packing plant in Honolulu, whose limited size only allows the Company to freeze approximately 3,500 pounds of product per week, and whose schedule sometimes has prevented the Company from freezing any product over a given period.

         The limited size of the existing Kauai preparation and packaging facility, together with the limited availability of the independent Honolulu freezing and packing plant, constitute an operations bottleneck which has reduced harvesting efficiency and increased production costs. The Kauai facility is not large enough or well enough equipped to handle the harvest of an entire pond, and the freezing schedule imposed by the Honolulu packing plant places additional constraints on quantities of shrimp that can be harvested at any given time. As a consequence, the Company has been unable to take full advantage of the rapid, mechanically efficient harvesting methods designed into the farm's infrastructure and has been forced to harvest in increments using traditional, labor intensive methods. Less efficient harvesting has resulted in lengthened crop cycles, thereby substantially increasing production expenses, especially for feed and electric power. Transportation and storage costs associated with having to ship freshly harvested shrimp to Honolulu for freezing have added significantly to the costs of preparing shrimp for the market, and the limited availability and freezing capacity of the Honolulu packing plant has adversely affected the Company's ability to service potential high volume customers.

         Hence, while it is now clear that to achieve profitability, the Company must increase its farm production and sales to substantially higher levels than currently possible with only 20 production ponds in service, the Company's first priority is to acquire and develop a suitable facility at which the Company can efficiently and timely package all of its farm production, in fresh chilled or frozen form, to meet the demands of all segments of the market for the product. To that end, the Company has entered into a contract to acquire the leasehold interest in the site of the existing preparation and packaging facility in Hanapepe and has made plans to construct and equip a new and expanded facility with the capacity to handle the entire volume and frequency of full pond harvests generated by an expanded farm of up to 100 ponds. The Company currently estimates that acquisition and development costs will be approximately $1.0 million, and it has arranged for $1.0 million in convertible debenture financing to fund the payment of such costs. See Liquidity and Capital Resources below.

     Concurrently, the Company is planning expansion of the farm and will undertake such expansion as soon as financing and/or additional infusion of capital will permit. The Company's existing 20 pond farm operation is located on 14 contiguous parcels of land comprising 140 acres within a State owned and designated agricultural park site known as the Kekaha Agricultural Park. These parcels are leased from the State of Hawaii Department of Agriculture for a term of 45 years. Unused portions of the land already under lease will permit expansion of the farm up to as many as 40 ponds. The Company currently estimates that the development costs for 20 more production ponds will be approximately $2.5 million.

         Beyond the Company's present plans for expansion within the

Kekaha Agricultural Park, the Company has a permit and right of entry to use a 313 acre parcel of land near but not adjacent to the existing farm site. There also are several thousand acres of State owned lands adjacent to and in the immediate vicinity of the farm, most of which are presently devoted to the growing of sugar cane but which may become available in the near future. The State of Hawaii is presently conducting discussions with the present user and others regarding the future use and control of these lands, but the Company is unaware of any impending use and is actively engaged in presenting the case that its shrimp agri-business and other related industries provide the most viable replacement use for significant portions of these lands.

         Expansion of the Company's operations would have the additional benefit of enabling the Company to devote more of its resources to the production of high health broodstock and seed stock in order to take full advantage of the recent resurgence in the highly profitable market for hatchery products. Following catastrophic crop losses suffered in the past year as a result of disease, more and more shrimp operations around the world are moving to combat introduction of disease into their systems by improving biosecurity measures at their hatcheries, implementing more stringent controls on the importation of live shrimp, such as broodstock and post larvae seed animals, and increasingly relying on the importation of "SPF" (specific pathogen free) broodstock and hatchery animals selectively bred and raised in highly controlled disease free conditions. Over the past year, the Company has strengthened and now occupies a strong position in the market for such broodstock and hatchery products. Expansion of the Company's facilities will enhance this position by affording increased capability and flexibility to capture a larger share of the market for hatchery products as it expands.

         Experience in marketing its farm product over the past year has reinforced management's belief that the Company can and should maintain market acceptance of its shrimp as a premium product commanding a price substantially higher than prices generally applicable in the commodity market. Accordingly, the Company's marketing and distribution arrangement with the largest distributor of seafood products in Hawaii was established in large measure because of this distributor's willingness to work closely with Company management in product promotions designed to obtain premium pricing. Similarly, the Company's selection of other distributors located on the U.S. mainland has been and continues to be predicated on whether a particular distributor's customer base and plan of distribution will compliment the Company's basic strategy of marketing a premium product.

         Even under such self-imposed strategic restrictions, the Company's efforts in marketing consumable product have been constrained, not by lack of demand, but by present limitations on production and packaging capability, especially of frozen product. The Company has received serious inquiries and has continued to explore high volume markets for frozen product in both Europe and Asia and the U.S. mainland. It is apparent, however, that the Company must expand its production capacity in order to make a significant entry into these potentially lucrative markets.

         As a result, the Company has continued the general marketing plan developed over the past year. Sales of fresh, chilled, whole shrimp are limited to the local Hawaii market, and sales of product in fresh, chilled, tail-only form are earmarked for the U.S. mainland, mostly to specialty seafood stores and outlets in several major west coast cities and to a limited number of specialty food outlets in the midwest and east coast. Frozen product, mainly frozen tails, is sold both locally and on the U.S. mainland. At the same time, marketing and distribution contacts have been developed and maintained to enable the Company to enter into the high volume premium shrimp markets of Europe and Asia when production capacity permits.

         The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related Notes contained in Item 7. - Financial Statements.

Results of Operations

         General. Since inception in January 1995, the Company has sustained net losses of approximately $3.8 million. Such losses have generally been financed through a combination of internally generated funds, funds provided by loans with financial institutions and stockholders, and funds provided through the sale of common stock units, which are comprised of common stock and Class A warrants to purchase common stock at $2.00 per share. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational. Based on current plans such expansion could require up to twelve months to complete.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the fiscal years ended January 31, 2000 and 1999, the Company incurred losses of approximately $1.6 million and $1.4 million, respectively. In addition, the Company currently has no committed source of outside capital available to fund future losses. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing loan agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. The Company is actively pursuing plans for additional financing through, among others, an equity offering, additional debt financing, or some combination thereof. See Liquidity and Capital Resources below for further discussion.

         Management does not consider a comparison of year to year results to be necessarily meaningful because the Company's production facilities did not become fully operational until July 1999.

         Year End. For purposes of the following discussion, the Company's 1999 fiscal year ended on January 31, 2000 and the 1998 fiscal year ended on January 31, 1999.

         Product Sales. The Company's revenue from shrimp sales for the 1999 fiscal year was approximately $2.1 million compared to approximately $373,000 for the 1998 fiscal year. The increase in revenue is primarily the result of sales of farm shrimp in fiscal year 1999 versus no such sales in fiscal 1998. During the 1999 fiscal year ended, the Company sold approximately 293,000 pounds of farm shrimp. There were no such farm shrimp sales in the prior fiscal year as the Company was still constructing the shrimp growout ponds and farm shrimp were being produced. In addition, the Company had revenue from the sale of broodstock of approximately $546,000 for the 1999 fiscal year as compared to revenue of approximately $320,000 for the 1998 fiscal year. The number of broodstock sold in fiscal year 1999 was more than double as compared to the 1998 fiscal year as a result of more product available for sale and wider product acceptance. However, total sales revenue from broodstock for the 1999 fiscal year did not increase in a manner which was commensurate with the increased numbers sold because of price discounts that were offered to large-volume clients.

         Cost of Sales. Cost of sales for the 1999 fiscal year was approximately $2.2 million compared to $349,955 in fiscal year 1998. This increase was principally the result of farm shrimp sales in 1999 as compared to no sales in 1998. The gross profit during the 1999 fiscal year was negatively impacted by lower of cost or market adjustments to inventory of approximately $36,000. Such adjustments reflect certain inventory costing issues which the Company is continuing to resolve and refine given the unique, experimental, and start-up nature of the Company's production and farming techniques. It is anticipated, however, that when the sorting, freezing and packaging facility is constructed and operational, most, if not all, of these inventory costing issues will be resolved or mitigated.

         General and Administrative Expenses. General and administrative expenses for the fiscal year ended January 31, 2000 and January 31, 1999 were approximately $1.3 million. During the third quarter of fiscal year 1999, the Company implemented a comprehensive cost reduction and containment program which included, among other things, payroll reductions of up to 40% for all employees, a moratorium on all long-term contractual commitments, a freeze on all new salaried hires, a comprehensive review of all existing contracts and arrangements including insurance coverage, and a reduction of outside professional services provided to the Company. The Company intends to further scrutinize all expenditures in order to identify additional cost savings areas. In addition, during the fiscal year ended January 31, 2000, the Company determined that certain non-inventory assets had no value, and accordingly, recognized an asset impairment loss of $43,500.

         Interest income (expense). For the fiscal years ended January 31, 2000 and January 31, 1999, the Company incurred total interest costs of approximately $292,000 and $38,253, respectively, of which $124,881 and $35,525 was capitalized to the Company's self-constructed real property improvements, and $167,000 and $2,728 was recognized as interest expense, respectively. Construction of the self-constructed assets is substantially complete and accordingly, interest incurred will no longer be capitalized to such assets.

Liquidity and Capital Resources

         Since inception in January 1995 through January 1999, the Company financed its development stage operations and infrastructure requirements primarily through a combination of equity and debt.

         During the year ended January 31, 2000, the Company received a total of $275,000 in unsecured short-term financing from a trust entity controlled by a Company stockholder, as evidenced by two promissory notes. The original due dates of both notes have passed but have been extended to May 2, 2000, by mutual agreement. The notes may be prepaid in whole or in part at any time without penalty. Subject to formal approval by the Board of Directors, Ceatech is contemplating an agreement whereunder the debt evidenced by these notes may be changed into convertible debentures or directly converted into equity as part of a second private placement of common stock units.

         On May 5, 1998, the Company entered into a revolving credit agreement, as amended, with Central Pacific Bank in the amount of $235,000, secured by a $250,000 Central Pacific Bank certificate of deposit. At January 31, 2000 the outstanding balance on the line of credit was $235,000. The expiration date on the revolving credit agreement, as amended, is August 2, 2000, at which time the full unpaid principal balance together with interest thereon, is due and payable in full. Interest on the outstanding borrowing accrues at 1.50% above the Central Pacific Bank certificate of deposit interest rate.

         On September 9, 1998, the Company entered into a construction loan agreement with the Bank of America which provided for advances of up to a maximum principal amount of $3,000,000. The proceeds from such loan were to be used to construct certain improvements on real property owned in leasehold by the Company and located on the island of Kauai in Hawaii. As of January 31, 2000, $2,942,019 was outstanding on the loan and the improvements were substantially complete. The Company intends to convert this Construction Loan to a Permanent Loan in accordance with the terms of the loan agreement. The Permanent Loan would provide for monthly payments over a period of seven years and a balloon payment may be due at the end of the seven-year amortization period. The interest rate on the Permanent Loan for the first two years would be based on Bank of America's Reference Rate plus 2.0% per year. Such rate would be subject to quarterly adjustments. From years three through seven, the interest rate would be based on the most recently auctioned United States Treasury Bond or Note plus 2.75%.

         On March 22, 2000, the Company entered into a convertible debenture subscription agreement ("Subscription Agreement") with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two 7.75% convertible subordinated debentures of $500,000 ("Debenture"), each of which is to be issued within twelve months of the date of the Subscription Agreement. Proceeds from the Debentures are to be used primarily to construct a sorting, packing and freezing facility ("Processing Facility"). The Company currently estimates that the costs of acquiring the leasehold interest in the land and constructing and equipping the Processing Facility will be approximately $1.0 million. The Debentures are due and payable on or before March 22, 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the entire face amounts, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit. The additional shares issued upon conversion of the debentures may further dilute the interests of the current shareholders and could reduce their proportionate ownership and voting power in the Company. As of January 31, 2000, there were no convertible debentures outstanding.

         The Company requires additional capital to expand its growout facilities and for working capital purposes. The Company currently estimates that the costs of constructing 20 additional ponds will be approximately $2.5 million. In addition, the Company currently believes its ability to generate sufficient funds internally for working capital purposes is limited by the lack of such facilities. As such, the Company will require an outside source of working capital during the period of construction of these facilities, currently estimated to take up to twelve months. Therefore, the Company is aggressively exploring its available financing options including, but not limited to, an equity offering, additional debt financing or some combination thereof. The Company's inability to obtain additional financing on acceptable terms would have a material adverse effect on the Company. See Note 3. to Consolidated Condensed Financial Statements.

Year 2000 Disclosure

         The Company utilizes third-party computer equipment and software that appears to have experienced no significant disruptions as a result of the Year 2000 date change. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company will continue to monitor its computer systems to ensure that any latent Year 2000 computer matters that may arise are addressed promptly.

Certain Factors That Might Affect Future Results

         The Company does not provide financial performance forecasts. Ceatech's operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained herein include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

         The availability of land for expansion of the Company's farm facility poses risks which vary in accordance with the scope of intended expansion. The existing 20 production pond farm operation is located entirely within the State-owned and designated agricultural park site known as the Kekaha Agricultural Park ("Agripark"). The Company leases this land from the State of Hawaii Department of Agriculture for a term of 45 years. Unused portions of the land already under lease will permit expansion of the farm to at least 40 ponds, and management does not foresee any use permit issues involved in expanding the farm on these lands. There are several more parcels within the Agripark which the Company might acquire and which would permit expansion of the farm to 47 ponds. The ability to acquire these parcels is not certain, as each of these parcels is currently under lease to a third party. The Company does have rights to acquire (by lease) all or portions of a separate 313 acre site that could accommodate up to 100 production ponds, but management has not actively explored immediate expansion into this area due to its distance from existing operations. For major expansion in the future, the Company is also looking to acquire some of the abundant acreage adjacent to the Agripark currently planted in sugar cane which may become available in the future. Subdivision requirements, land use approval and permit issues would be significant factors affecting the availability and ultimate feasibility of expanding into these adjacent lands, but acquisition risks are mitigated by the present lack of economically suitable uses for such lands.

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

         The business of the Company is subject to substantial local, state and federal regulations, including, but not limited to, protecting health and safety of food products, archeological preservation laws, and environmental regulations. The Company believes that it currently has acquired all necessary permits and licenses for its animals, seawater wells, pumps, ponds, and buildings constructed to date. There can be no assurance, however, that the Company will be able to obtain any additional permits or licenses that may be required in the future. Although the Company is not currently aware of any environmental compliance issues, no assurance can be given that such issues will not have a material adverse effect on the Company's operation in the future.

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

         All of the potential vectors of the primarily viral shrimp pathogens are not completely understood, but transmission from infected parents to offspring and contamination from adjacent shrimp farms are understood to be principal causes of infection. The Company has aggressively pursued a disease prophylaxis strategy in a number of ways. The farming location was sited in an arid, isolated portion of Kauai, an island where no other shrimp farms exist, and seawater is drawn from deep seawater wells rather than directly from the ocean to preclude the incidental introduction of pathogens. When beginning operations, the Company first established its hatchery operation with state-of-the-art animals known to be free of diseases associated with shrimp aquaculture elsewhere, and committed to the exclusive use of its high health seed in all its farming operations. The Company established rigorous quarantine and biosecurity procedures, a continuous pathological surveillance program, and animal health management protocols, and it controls the transfer of materials, animals, vehicles and pedestrian traffic on its hatchery. Although these are the most effective and sound means to insure the health status of its animal stocks, there can be no assurance that incidents of infection will not occur within one of its properties.

         As a result of the fact that importation of infected broodstock may be a key source of infection, several countries where shrimp farming is practiced have increased restrictions, instated special animal quality assurance requirements, and in some cases temporarily instated bans on importation of live animals. Generally, these actions work in favor of the Company's marketing of its high health hatchery products because their health quality can pass the most rigorous standards. A substantial proliferation in the number shrimp farming countries instituting overall bans on the importation of live animals, or regulatory changes to the air shipment of live animals could negatively affect the foreign sale of these products.

         The capability to import appropriate feeds at acceptable prices is a risk that the Company has attempted to address through the establishment of relations with multiple feed vendors. Nonetheless, the continued existence of these feed suppliers, substantial, industry-wide changes to the economics of the total feed industry, or the occurrence of strikes which would interrupt shipping logistics could negatively impact the Company's operations.

         The sale price of the Company's premium shrimp is affected to some degree by global market conditions. The Company's strategy is to secure a price premium by differentiating the product from commodity-grade products by virtue of its excellent taste, texture and purity. Despite this effort, if the global shrimp market suddenly became flooded with low priced commodity grade product, it is possible that the amount of premium for high-quality product could fall in the face of excessive supply. The capability to secure sales of the premium shrimp and high health hatchery products outside the limited Hawaiian markets is critical to the Company's market strategy. The Company has received numerous expressions of interest from large clients worldwide to purchase its premium Pacific white shrimp when its packing/freezing operation can regularly supply sufficient volumes. Despite such willingness, the present inability to secure contracts for such purchases represents an uncertainty, which could adversely affect the Company's operation. Increasing the sale of hatchery products entails continued penetration into new markets and client bases in Asia and the Americas. The increased year-over-year sales volume expected for 1999, and the expanded customer base have been encouraging, but because this market relies heavily on word of mouth endorsements from associates and exigencies within the industry, it is difficult to predict the rate at which sales can be expected to grow.

ITEM 7.  FINANCIAL STATEMENTS

The Company's Financial Statements, together with the independent certified public accountants' report, appear at pages F-1 through F-28 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                            None.


                           PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The names, ages and positions of all directors and executive officers serving the Company as of January 31, 2000 were as follows:

                                                    Positions Held and
Name                                Age             Tenure

John Chen                           41              Director

Ernest K. Dias                      61              President,
                                                    Chief Operating Officer and
                                                    Director



Ronald L. Ilsley                    58              Director

Gordon J. Mau                       52              Chairman,
                                                    Board of Directors

Charles Spira                       67              Director

         Mr. Chen has been a member of the Board of Directors since 1998. Mr. Chen serves as President and Owner of Plum Creek Golf & Country Club and Plum Creek Villages, a 500-acre residential community surrounding the golf course in Castle Rock, Colorado, where he is also a member of various local economic development organizations. Mr. Chen also serves as President and Owner of Carlton Oaks Golf & Country Club located in Santee, California.

         Mr. Dias has been President, Chief Operating Officer and a Director of the Company since 1997. From 1988 to 1997, he was Manager of Facilities Development and Construction for The Oceanic Institute in Honolulu, Hawaii. Mr. Dias holds a bachelor of science degree in Engineering from San Jose State University.

         Mr. Ilsley has served as a Director since 1997. He was the Company's Chief Financial Officer from February 1997 to October 1999. Mr. Ilsley received his bachelor of arts degree from California State University Northridge and is a graduate of Pepperdine University Graduate School of Business and Finance.

         Mr. Mau has been Chairman of the Board of Directors since October 1999 and a member of the Board since 1998. Mr. Mau is a practicing attorney in Hawaii specializing in real estate and serves as an officer and/or director of various organizations including Hawaii National Bank Overseas Investors, Inc., Henry H. Wong Foundation and the Waialae Country Club, among others. Mr. Mau is a graduate of Lafayette College (B.A. Economics) and New York Law School (J.D.).

         Charles P. Spira has been a member of the Board of Directors since October 1997. Mr. Spira is President of Pacific View Management, Inc., a firm which is engaged in real estate development and national television syndications. He has also served on the long-range planning committee of the Board of Directors of St. Joseph Medical Center Foundation and as Chief Financial Officer of Newport Communications International, Inc. Mr. Spira is a Certified Public

Accountant whose career included managing the tax department of Arthur Anderson & Company in Los Angeles.

         The above-mentioned directors will hold these offices until the next annual shareholders meeting.

         To the best knowledge and belief of the Company, each of the directors, officers or beneficial owners of more than 10% of the Company's securities named herein has filed all reports required to be filed by Section 16(a) of the Securities Exchange Act of 1934.

         At a meeting of the Board of Directors on March 7, 2000, the Board confirmed the appointment of Mr. Edward T. Foley as Executive Vice President and Chief Financial Officer. He had been serving as a consultant to the Company since October 1999. He replaces Mr. Ronald L. Ilsley as Chief Financial Officer.

         Most recently, Mr. Foley held a similar position at C. Brewer Homes, Inc., a publicly held land development company based in Hawaii. His background includes senior-level financial positions with Hawaii companies: Castle & Cooke, Inc. and Dole Food Company, Inc. Mr. Foley is a Certified Public Accountant and holds a bachelor of science degree in Accountancy from the University of Illinois.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to its named executive officers or directors for services rendered in all capacities to the Company during the fiscal year ended January 31, 2000. During the fiscal year ended January 31, 2000, no executive officer received compensation in excess of $100,000 for services rendered in all capacities to the Company and no officer or director held any stock options, or received any other form of non-cash compensation.


Name                        Position Held                               Compensation

Ernest K. Dias              President,                                  $ 45,833
                            Chief Operating Officer




Ronald L. Ilsley            Chief Financial Officer                     $ 50,000


         The Company had no employment contracts with any of its officers or directors during the fiscal year ended January 31, 2000. In addition, the Company's directors do not receive any cash compensation for service on the Board of Directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 15, 2000, with respect to the beneficial ownership of the Company's common stock by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director; (iii) named executive officers; and (iv) all current executive officers and directors as a group.

                                         Amount and Nature
Name and Address                             of Beneficial              Percent
of Beneficial Owner                           Ownership                 of Class

Unity House Inc.                                   600,000               13.78 %
444 Hobrun Lane
Honolulu, HI 96815

John Chen                                          538,500                 12.36%
2137 Kahala Circle
Castle Rock, CO 80104

J A Garcia &
Ruth E. Garcia                                     405,000               9.31 %
16105 Woodvale Road
Encino, CA 91436

Ernest K. Dias                                     300,000               6.89 %
3375 Koapaka St, Ste. H402
Honolulu, HI 96819




Hibiscus Investments, Inc.                         280,000               6.43 %
9010 Miramar Road, Suite 100
San Diego, CA 92126

Ronald L. Ilsley                                   150,000                  3.44%
1014 Riverside Dr.
Burbank, CA 91506

Gordon J. Mau                                      148,000               3.40 %
1000 Bishop Street, Suite 303
Honolulu, HI 96813

Charles S. Spira                                    74,000               1.70 %
2700 Neilson Way, Apt 1721
Santa Monica, CA 90405

Directors and named
named executive officers
as a group ( 5 persons)                          1,210,500               27.79 %


     The foregoing table does not take into account 1,224,000 shares which may be acquired by the named directors upon exercise of outstanding Class A Common Stock Purchase Warrants which expire December 31, 2001. Such Class A warrants constitute "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, and accordingly, may not be sold or transferred by the holders thereof in the absence of an effective registration statement or an opinion of counsel satisfactory to the Company that a proposed transfer does not violate applicable securities laws.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended January 31, 2000.

         b. Exhibits.

Exhibit No.                Document Description

3.1 Articles of Incorporation (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

3.2 Bylaws of the Registrant (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

4.1 Warrant Agent Agreement (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997).

10.1 Convertible Debenture Subscription Agreement, dated March 22, 2000, between the Registrant and Hibiscus Investments, Inc.

10.2 Negative Pledge Agreement, dated March 29, 2000, between the Registrant and Hibiscus Investments, Inc.

21 List of Subsidiaries (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997).

23       Consent of Carpenter, Kuhen & Sprayberry

27       Financial Data Schedule.

                                       SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Controlled Environment Aquaculture Technology, Inc.
(Registrant)



By:/s/_____________________
         Ernest K. Dias, President and Chief Operating Officer and Director

Date:  May 16, 2000

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                     Date

By:/s/____________         Chairman of the Board              May 16, 2000
   Gordon J. Mau

By:/s/____________         President and Chief                May 16, 2000
   Ernest K. Dias          Officer and Director
                           (principal executive officer)

By:/s/____________         Executive Vice President           May 16, 2000
   Edward T. Foley         and Chief Financial Officer
                           (principal financial and accounting officer)

By:/s/____________         Director                           May 16, 2000
   John Chen

By:/s/____________         Director                           May 16, 2000
   Charles P. Spira


-----------------
Ronald L. Ilsley  Director                                    May 16, 2000

Controlled Environment Aquaculture Technology, Inc.
Index to Consolidated Financial Statements

         The following consolidated financial statements of Controlled Environment Aquaculture Technology, Inc.
are included in Item 8 of the Form 10-KSB for the year ended January 31, 2000.


Independent Certified Public Accountants' Report
 and Consent                                                              F-2, F-3

Consolidated Balance Sheet - January 31, 2000                             F-5

Consolidated Statements of Operations - Years ended
January 31, 2000 and 1999                                                 F-7

Consolidated Statements of Cash Flows - Years ended
January 31, 2000 and 1999                                                 F-8

Consolidated Statements of Stockholders' Equity - Years
ended January 31, 2000 and 1999                                           F-10

Notes to Consolidated Financial Statements - January 31, 2000             F-13


                   Consent of Independent Certified Public Accountants

         We hereby consent to the incorporation of our report dated February 21, 2000 in this Form 10-KSB, related to the consolidated financial statements of Controlled Environment Aquaculture Technology, Inc. and Subsidiaries.

/s/ Carpenter, Kuhen & Sprayberry
Oxnard, California
May 12, 2000

Independent Certified Public Accountants' Report

To the Board of Directors and Stockholders
Controlled Environment Aquaculture Technology, Inc.

We have audited the accompanying consolidated balance sheet of Controlled Environment Aquaculture Technology, Inc. and Subsidiaries as of January 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Controlled Environment Aquaculture Technology, Inc., and Subsidiaries as of January 31, 2000, and the consolidated results of their operations and their cash flows for the years ended January 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As discussed in Note 3 to the consolidated financial statements, for the year ended January 31, 2000, the Company incurred a loss from operations of $1,442,564, and at January 31, 2000 the Company had a retained deficit of $3,805,713 which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carpenter, Kuhen & Sprayberry
Oxnard, California
February 21, 2000,
except as to Note 15, which is as of March 22, 2000

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

                               Consolidated Balance Sheet

                                                                     January 31,
                                                                        2000
                     Assets

Current Assets:
 Cash                                                               $   213,935
 Restricted cash                                                        329,292
 Accounts receivable,
  net of allowance for
  doubtful accounts
  of $20,000                                                            276,413
 Inventory                                                              579,621
 Other current assets                                                    44,452

Total current assets                                                  1,443,713

 Property, plant and
  equipment -  net                                                    4,668,925

 Other assets                                                            52,500

 Total Assets                                                       $ 6,165,138

         Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                                       391,188
 Accrued expenses                                                        50,358
 Notes payable                                                          275,000
 Revolving line of credit                                               235,000
 Current portion of
  long-term debt                                                        325,656
 Other current liabilities                                               14,799
Total current liabilities                                             1,292,001

Long-term debt                                                      $ 2,705,481

Commitments and contingencies                                              --




Stockholders' Equity:

 Preferred stock at $100 par value:
  10,000,000 shares authorized, none
  issued and outstanding
 Common stock at no par value:
  100,000,000 shares authorized
  4,355,450 issued and outstanding                                    5,765,044
 Additional paid-in capital                                             208,325
 Retained deficit                                                    (3,805,713)
Total stockholders' equity                                            2,167,656

Total liabilities and
 stockholders' equity                                               $ 6,165,138

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

                          Consolidated Statements of Operations

                                                                    Year ended January 31,
                                                                  2000                   1999

Sales                                                        $ 2,096,372                $   372,529
Cost of sales                                                  2,188,265                    349,955
  Gross margin                                                   (91,893)                    22,574

General and administrative expenses
                                                               1,350,671                  1,297,984
  Loss from operations                                        (1,442,564)                (1,275,410)
 Other income                                                     15,653                       --
 Interest income                                                  13,133                     27,609
 Interest expense                                               (167,000)                    (2,728)

 Loss before cumulative effect of a change in
  accounting principle                                        (1,580,778)                (1,250,529)
  Cumulative effect of change in accounting
   principle                                                        --                      (98,189)

Net loss                                                     $(1,580,778)               $(1,348,718)
Basic and diluted loss per common share:
  Loss before cumulative effect of a change in
   accounting principle                                            (0.37)                     (0.35)
 Cumulative effect of a change in accounting
  principle                                                         --                        (0.03)
Net loss per common
 share                                                       $     (0.37)               $     (0.38)


The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

                          Consolidated Statements of Cash Flows

                                                                          Years ended January 31,
                                                                       2000                      1999

Operating activities
 Net loss                                                         $(1,580,778)               $(1,348,718)
 Adjustments to reconcile
 net loss to net cash used in operating activities:
  Depreciation                                                        295,760                    228,687

  Asset impairment loss                                                43,500                       --
  Common stock issued as
   employee compensation                                              123,250                       --
  Cumulative effect of a change
  in accounting principle                                                --                       98,189
  Net changes in operating
   assets and liabilities:
   Accounts receivable                                               (224,048)                   (39,706)
   Inventory                                                           80,319                   (407,496)
   Other current assets                                                    59                    (21,326)
   Other assets                                                         1,900                    (55,900)
   Accounts payable                                                   161,545                    222,138
   Accrued expenses                                                   (20,141)                    57,938
   Other current liabilities                                          (43,139)                    29,538
   Net cash used in operating
   activities                                                      (1,161,773)                (1,236,656)

Investing activities
 Capital expenditures                                                (569,658)                (3,178,334)
 Net cash used in investing
  activities                                                         (569,658)                (3,178,334)
 Financing activities
  Restricted cash used (provided)
   for a specific purpose                                              45,539                   (374,831)
  Proceeds from sale of common
   stock units                                                        600,000                  1,666,250
  Conversion of Class A warrants                                      400,000                       --
  Proceeds from notes payable                                         275,000                       --




  Proceeds from issuance
  of debt                                                             512,891                  2,429,128
  Borrowing from revolving
   line of credit                                                      60,000                    175,000
 Principal payments on long-term
  debt                                                                 (9,843)                   (13,750)
 Payment of preferred stock
  dividend                                                               --                      (20,625)
 Collection of common stock
  subscription receivable                                                --                       80,000
 Net cash provided by financing
  activities                                                        1,883,587                  3,941,172
 Change in cash and cash
  equivalents                                                         152,155                   (473,818)
 Cash and cash equivalents
  at beginning of year                                                 61,780                    535,598
 Cash and cash equivalents
  at end of year                                                  $   213,935                $    61,780

Supplemental cash flow information:
 Common stock issued for capital
  expenditures                                                    $    89,250                $      --
 Loan to purchase equipment                                       $    98,962                $      --

The accompanying notes are an integral part of these consolidated financial statements.

          Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

                    Consolidated Statements of Stockholders' Equity

Page 1 of 2
                                                  Preferred Stock                     Common Stock
                                              Shares            Amount            Shares           Amount

Balance at January 31, 1998                   5,000         $  495,800          2,939,450        $2,592,544

Preferred stock dividends
 ($4.125 per share)                            --                 --                 --                --

Issuance of common stock units                 --                 --              716,000         1,666,250

Conversion of preferred stock                (5,000)          (495,800)           250,000           500,000

Net loss                                       --                 --                 --                --

Balance at January 31, 1999                    --                 --            3,905,450         4,758,794

Common stock issued in
 accordance with Sunkiss
 Shrimp Co. acquisition agreement              --                 --              100,000           212,500

Issuance of common stock units                 --                 --              150,000           393,750

Conversion of Class A warrants                 --                 --              200,000           400,000

Net loss                                       --                 --                 --                --

Balance at January 31, 2000                    --                 --            4,355,450        $5,765,044

The accompanying notes are an integral part of the financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

                  Consolidated Statements of Stockholders' Equity

Page 2 of 2

                                          Additional                             Total
                                           paid-in          Retained         Stockholders'
                                           capital           Deficit            Equity
Balance at January 31, 1998           $     2,075         $  (851,392)        $ 2,239,027

Preferred stock dividends
 ($4.125 per share)                          --              (20,625)            (20,625)

Issuance of common stock units               --                 --             1,666,250

Conversion of preferred stock                --               (4,200)               --

Net loss                                     --           (1,348,718)         (1,348,718)

Balance at January 31, 1999                 2,075         (2,224,935)          2,535,934

Common stock issued in
 accordance with Sunkiss
 Shrimp Co. acquisition
 agreement                                   --                 --               212,500

Issuance of common stock units            206,250               --               600,000

Conversion of Class A warrants               --                 --               400,000

Net loss                                     --           (1,580,778)         (1,580,778)

Balance at January 31, 2000           $   208,325        $(3,805,713)        $ 2,167,656


The accompanying notes are an integral part of these consolidated financial statements.

      Controlled Environment Aquaculture Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 2000

1. ORGANIZATION

         Controlled Environment Aquaculture Technology, Inc. ("the Company"), formerly known as Global Capital Access Corporation, was incorporated under the laws of the State of Colorado on January 19, 1995.

         The Company was a development stage company from its inception in January 1995 to February 1999. During this period, the Company's efforts were focused primarily on capital formation, planning and design of its advanced technology shrimp aquaculture facilities, location and acquisition of its hatchery and farm sites, and construction and equipping of its present hatchery and growout facilities. Sale of the Company's hatchery products, high health broodstock and post larvae "seed" animals, began in 1998. Sales of comestible product raised in the Company's farm growout facilities began in February 1999.

         At present, the Company is concentrating on two aspects of the overall shrimp aquaculture business: (i) the development of a large, modern shrimp farm operation for the production, preparation, packaging and distribution of premium quality Pacific white shrimp; and (ii) the breeding, rearing and sale of high health hatchery products, primarily broodstock and post larvae "seed" stock, to commercial shrimp operations throughout the world. In its own aquaculture farm operations located in Hawaii on the Island of Kauai, the Company utilizes highly advanced technologies for intensive, sustainable shrimp aquaculture farming which were developed as part of the U.S. Shrimp Farming Program sponsored by the U.S. Department of Agriculture. Moreover, these technologies evolved from years of research and practical experimentation conducted within the USDA program by, among others, several of the Company's key technical, managerial and operations personnel.

 2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

         The consolidated financial statements include the accounts of

Controlled Environment Aquaculture Technology, Inc. and its wholly owned subsidiaries, Ceatech HHGI Breeding Corp., Ceatech Plantations, Inc., Sunkiss Shrimp Co., Ltd., and Hawaii High Health Seafood Corp. Significant intercompany transactions and amounts have been eliminated in consolidation.

Revenue Recognition

         Revenue from the sale of the Company's broodstock and farm shrimp is recognized upon shipment of the product at which time title passes to the customer.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

         The carrying value of certain of the Company's financial instruments, including cash, accounts receivable and accounts payable approximates fair value due to the relatively short maturity of such instruments. The carrying value of the Company's borrowings under its short-term notes payable, revolving line of credit and long-term debt instruments approximate fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the Company's financial instruments are held for trading purposes.

Concentration of Credit Risk - Cash

         The Company maintains its cash balances in financial institutions located in Honolulu, Hawaii. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout the year ended January 31, 2000, the Company maintained balances in excess of federally insured limits. The Company's uninsured balances totaled $261,146 at January 31, 2000.

Major Customers

         The Company had four major customers which accounted for approximately 60% of sales during the year ended January 31, 2000 and approximately 80% of accounts receivable at January 31, 2000. During the year ended January 31, 1999, three major customers accounted for approximately 50% of sales.

Development Stage Company

         The Company is no longer an enterprise in the development stage as defined by Statement of Financial Accounting Standards No. 7 - Accounting and Reporting by Development Stage Enterprise.

Cash and Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash. No such investment instruments existed at January 31, 2000.

Restricted Cash

         Restricted cash includes, (i) a $250,000 certificate of deposit pledged as security for repayment of the outstanding revolving line of credit with Central Pacific Bank and, (ii) retention of certain undisbursed construction costs in connection with the Bank of America construction loan, which funds are to be released when construction is complete and final inspection is done.

Accounts Receivable

         The allowance for doubtful accounts is established through a provision for bad debt charged to expense. Receivables are charged off against the allowance when management believes that the collection of the account is unlikely. Recoveries of amounts previously charged off are recorded as revenues.

Inventory

         Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. Costs include proportionate costs of broodstock, plus the cost of maintenance to maturity.

         Inventory at January 31, 2000 was composed of the following:

Shrimp held for sale:

Broodstock                           $ 45,673
Farm Shrimp                            21,981
Shrimp in maturation process          414,293
Supplies                               97,674

                                     $579,621
Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, plant and equipment are provided using both the straight-line and declining-balance methods over the following estimated useful lives:

                                                      Estimated
Asset Classification                                 Useful Life

Ponds                                                10-20 Years
Land improvements                                    15-39 Years
Buildings                                            20-39 Years
Agricultural equipment                                7-10 Years
Office furniture and fixtures                          5-7 Years
Vehicles                                                 5 Years


Property, plant and equipment at January 31, 2000 consisted of the following:

Ponds                                                         1,920,840
Land improvements                                             1,428,184
Buildings                                                       929,048
Agricultural equipment                                          725,080
Office furniture and
 fixtures                                                       118,036




Vehicles                                                         71,767
                                                              5,192,955
Less - Accumulated
 depreciation                                                 (524,030)
                                                              4,668,925

Interest Expense

The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. Total interest costs incurred were as follows:

                                            Year ended January 31,
                                            2000              1999

Interest capitalized to property,
 plant and equipment                     $124,881        $ 35,525

Interest expense                          167,000           2,728

  Total interest costs incurred          $291,881        $ 38,253

Interest paid                            $106,028            --

Income Taxes


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

Net Loss Per Share

         Loss per share calculations are in accordance with Statement of Financial Standards No. 128-Earnings Per Share. Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect, if any, of the outstanding Class A warrants. The basic and diluted loss per share calculations are the same because potentially dilutive Class A warrants had an antidilutive effect for the years ended January 31, 2000 and 1999. Basic net loss per share is based on the weighted average number of common shares outstanding of 4,254,628 and 3,547,158 at January 31, 2000 and 1999, respectively.

Reclassifications

         Certain reclassifications of prior years' financial statements have been made to conform to the current year's presentation.

3.  GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, therefore, do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might result should the Company be unable to continue as a going concern. As shown in these consolidated financial statements, the Company has sustained net losses of approximately $1.6 million and $1.3 million for the years ended January 31, 2000 and 1999, respectively, and at January 31, 2000, had a retained deficit of approximately $3.8 million. In addition, the Company has experienced negative cash flows from operations of approximately $1.2 million for each of the two fiscal years ended January 31, 2000. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         Management believes that the continued existence of the Company is dependent upon its ability to obtain external financing in order to construct additional growout ponds and to fund working capital requirements. Therefore, it is currently management's intent to obtain the outside financing necessary to construct 20 more growout ponds and to fund the Company's working capital requirements during the construction period by way of an equity offering, additional debt financing, or some combination thereof. There can be no assurance that the Company will be able to obtain such financing on satisfactory terms. Failure to obtain such financing on acceptable terms could have a material adverse effect on the Company's business, operating results and financial condition.

4. NOTES PAYABLE

         On March 1, 1999, a stockholder of the Company advanced the Company $50,000. This promissory note, as extended, is due and payable on August 2, 2000, together with interest on any unpaid balance thereof at an annual interest rate of 10%. This promissory note may be prepaid in whole or in part at any time without penalty.

         On November 2, 1999, a stockholder of the Company advanced the Company $225,000. This promissory note, as extended, is due and payable on August 2, 2000, together with interest on any unpaid balance thereof at an annual interest rate of 9.75%. This promissory note may be prepaid in whole or in part at any time without penalty.

5.  REVOLVING LINE OF CREDIT

         The Company has a $235,000 revolving line of credit, of which $235,000 was outstanding at January 31, 2000, with Central Pacific Bank, secured by $250,000 certificate of deposit, with an interest rate of 1.5% over CD rate. The amount is due May 5, 2000.

6.  LONG-TERM DEBT

     On September 9, 1998, the Company entered into a construction loan agreement ("Construction Loan") with the Bank of America which provided for advances of up to a maximum principal amount of $3,000,000. The proceeds from the Construction Loan were used to construct certain improvements, including self-constructed growout ponds, buildings and other land improvements on real property owned in leasehold by the Company. The United States Department Agriculture, Rural Business-Cooperative Service has provided the Bank of America with a guarantee of up to 90% of the principal and interest as a result of any loss. In addition, the Company has pledged substantially all of its assets as collateral for the loan.

     The Construction Loan Agreement permits the Company to repay the amount over a period of seven years following the initial due date if the Company satisfies certain conditions, which are substantially met. The Company intends to convert the Construction Loan to a Permanent Loan in accordance with the loan agreement. The Permanent Loan would provide for monthly payments over seven years and a balloon payment may be due at the end of the seven year amortization period. Upon conversion, interest is payable at 2% over the Bank of America Reference Rate for the first two years. Thereafter, the bank may, at its option, offer the following interest rate options: a)
Floating Rate (Reference Rate plus 1.75%); b) adjustable rate based on a one-year Constant Maturities Treasury Index plus 2.75%; or c) six month jumbo certificate of deposit rate plus 2.5%.

     As of January 31, 2000, the principal balance outstanding on the Construction Loan was $2,942,019 and the improvements substantially complete. The current annual interest rate on the Construction Loan is Bank of America's Reference Rate plus 2.0%. For the year ended January 31, 2000, the weighted average interest rate was 10.5%.

     Under the terms of the Construction Loan, the Company must, among other things; 1) maintain a minimum tangible net worth of $2,000,000; 2) not declare or pay out any dividends to its shareholders during the term of the loan; 3) not repurchase treasury stock or make cash transfers to stockholders, and 4) not exceed a ratio of 1.7 to 1 of total senior liabilities to total net worth.

     Future maturities for the Construction Loan are as follows:


Years ending January 31, 2001                        $   308,227

2002                                                     339,659

2003                                                     374,297

2004                                                     412,467

2005 and thereafter                                     1,507,369

                                                     $  2,942,019

Equipment Loan

         In June 1999, the Company entered into an installment sale contract with Pacific Machinery, Inc. to acquire two Caterpillar generators for $116,400 with a cash down payment of $17,400. The installment loan, which is secured by the generators, was provided by Caterpillar Financial Services Corporation and is payable in 60 equal monthly installments of $2,030 with interest at 8.5%.

         Future maturities for equipment loan are as follows:


Years Ending January 31,

2001                                        $        17,429
2002                                                 18,970
2003                                                 20,647
2004                                                 22,471
2005 and thereafter                                  9,640

                                            $        89,157

7. COMMITMENTS AND CONTINGENCIES

         The Company leases approximately 140 acres of land from the State of Hawaii. The lease has a 45-year term, which expires on December 31, 2043. Base rent is set for the first 15 years of the lease term. Additional rent due is any amount in excess of the base rent up to 3% of gross proceeds from the sale of commodities produced on the land. The rent amounts are to be re-determined every 10th year of the lease. The Company also leases land from the State of Hawaii. The lease has a 35-year term, which expires on July 31, 2029. Rent is the greater of $800 per year or 3% of gross receipts. The rent amounts are to be re-determined every 10th year of the lease. In addition, the Company leases office space in Honolulu under a noncancellable operating lease. Rent expense under these leases was $34,003 and $3,076 during the years ended January 31, 2000 and 1999, respectively.

         Minimum future payments required under noncancellable leases with remaining terms in excess of one year are as follows:

                                Land Leases                  Office Lease
Years ending January 31,

2001                           $  13,089                    $  18,456
2002                              13,089                       18,456
2003                              13,089                       18,456
2004                              13,089                       15,380
2005 and thereafter               497,847                      -
                               $  550,203                   $  70,748

8.  STOCKHOLDERS' EQUITY

         The Company has authorized 100 million shares of no par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. As of January 31, 2000, the Company had 4,355,450 shares of common stock outstanding.

         In addition, as of January 31, 2000, the Company had outstanding 2,760,149 Class A Common Stock Purchase Warrants ("Class A warrants") exercisable at $2.00 per share. The Company reserves the right to extend the expiration date or reduce the exercise price of any or all classes of warrants upon giving five days notice. The warrants can only be exercised when a current registration statement is on file.

         The Company has 10,000,000 shares of preferred stock authorized. Under the terms of the Articles of Incorporation, the Board of Directors may issue preferred stock for any proper corporate purpose. In approving any issuance, the Board has the broad authority to determine rights, privileges, and preferences of the preferred stock, which may be issued as more than one class or series. The rights, privileges, and preferences may include voting, dividend, conversion, redemption, participation, and liquidation rights. As of January 31, 2000 and 1999, no preferred stock was issued or outstanding.

         In May 1999, an existing stockholder purchased an additional 150,000 common stock units at $4.00 per unit. Each common stock unit consists of one share of the Company's common stock and one Class A warrant to purchase one additional share of common stock at a price of $2.00 through December 31, 2001. Total proceeds to the Company were $600,000, which were primarily used for working capital purposes.

         In May 1999, in accordance with the terms of an Agreement and Plan of Reorganization dated as of January 14, 1997 (the "Sunkiss Agreement") between the Company and Sunkiss Shrimp Co., Ltd. ("Sunkiss") with regard to conditional performance shares, the Company issued 100,000 shares of its common stock for no cash consideration to the two former shareholders of Sunkiss, who are currently employees of the Company. The transaction was accounted for according to Accounting Principles Board No. 25, which states that the common stock issued is valued at the fair market value of the stock on the date of issuance. The fair market value of the stock at date of issuance was $21/8 per share, as determined by the closing price of the Company's stock. Such shares are subject to Rule 144 under the Securities Act of 1933, and accordingly, may not be sold or transferred by the holders thereof in the absence of an effective registration statement or an opinion of counsel satisfactory to the Company that a proposed transfer does not violate applicable securities laws.

         The Company is currently contemplating an additional equity offering. The issuance of this additional equity may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company.

9.  RESTRICTIONS ON DIVIDENDS

         The terms of the construction loan payable to Bank of America restrict the declaration and payment of dividends during the time the loan is outstanding. The loan is expected to be paid by September 2006.

10.  GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses shown on the statement of operations consist of the following:


                                   Year ended January 31,
                                    2000              1999

Wages                          $  595,121        $  503,116
Legal and accounting              105,807           129,866
Travel                             94,406           122,781
Insurance                          78,571           131,624
Rent                               72,172            41,247
Depreciation                       57,713            54,030
Professional and
 consulting fees                   55,596           100,319
Utilities                          55,329            32,112
Advertising                        49,472            84,863
Asset impairment loss              43,500              --





Supplies                           39,177            27,682
Equipment rental                   35,361            12,053
Repairs and maintenance            26,916            15,647
Other                              41,530            42,644

                               $1,350,671        $1,297,984


         During the year ended January 31, 2000, the Company determined that certain non-inventory assets had no value and, accordingly, recognized an asset impairment loss of $43,500.

11. PENSION PLAN

         The Company has a qualified profit sharing plan with a 401(k) deferred compensation provision. All employees who are at least 21 years of age and have completed one year of service or were full-time employees at the time of adoption are eligible to participate. Participating employees may contribute up to 15% of their annual compensation, limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company may match a portion of the employee contributions on a discretionary basis, determined on an annual basis. During the years ended January 31, 2000 and 1999, the Company did not make a matching contribution. Employees are immediately vested in their own contributions.

12. INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 - Accounting for Income Taxes. Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities using enacted income tax rates for the year in which the temporary differences are expected to reverse. Deferred income tax expenses or credits are based on changes in the deferred income tax assets or liabilities from period to period.

         Deferred income tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carryforwards. Deferred income tax liabilities may be recognized for temporary differences that will result in taxable amounts in future periods. A valuation allowance is recognized if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Due to the ongoing nature of losses and the potential inability of the Company to realize a benefit from such losses, a valuations allowance has been established for all of the deferred income tax asset. If the Company achieves profitability at a future date, some or all of the deferred income tax asset may be realized.

         A reconciliation of the Company's reported income taxes to the statutory federal rate is as follows:

                                    Years ended January 31,
                                  2000               1999

Computed federal
 statutory taxes               $ 553,272         $ 437,536
State income taxes, net
 of federal tax benefit          101,170            80,007
Other                             (1,867)          (15,547)
Valuation allowance             (652,575)         (501,996)

                              $        -         $        -

         The primary components of temporary differences which give rise to deferred taxes at January 31, 2000, are as follows:


Net operating loss carryforward                      $1,571,318
Difference between tax and
 book basis of property,
  plant and equipment                                 (177,347)
Other timing differences                                45,004
Deferred tax valuation
 allowance                                          (1,438,975)

                                                     $        -


         At January 31, 2000, an operating loss carryforward of approximately $3,500,000 expiring in various years through 2019 is available to offset future taxable income for financial reporting purposes.

13. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING

PRINCIPLE

         In 1998, the Accounting Standard Executive Committee of the American Institute of Certified Public Accountants issued Statement on Position 98-5 Reporting on the Costs of Startup Activities. This statement requires that costs of startup activities, including organizational costs, be expensed as incurred. Any costs previously capitalized are required to be written off in the current year. The effect of this change was to increase the net loss for the year ended January 31, 1999 by $98,189 or $.03 per share.

14. SEGMENT REPORTING

         During the year ended January 31, 2000, the Company had two reportable segments: broodstock and consumable shrimp. The broodstock segment sells adult, breeding shrimp and the farm shrimp segment produces and sells shrimp for consumption. In prior years the farm shrimp segment was not significant to the Company. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

         The following financial information relates to the Company's business segments for the fiscal year ended January 31, 2000:

                                      Broodstock        Farm Shrimp          Total
Operations data:
 Sales                              $   545,910         $ 1,550,462         $ 2,096,372
 Cost of Sales                          238,954           1,949,311           2,188,265
  Gross margin                          306,956            (398,849)            (91,893)
General and administrative
 expenses                               130,701           1,219,970           1,350,671
 Income (loss) from
  operations                            176,255          (1,618,819)         (1,442,564)
Other income                               --                15,653              15,653
Interest income                             871              12,262              13,133
Interest expense                           (838)           (166,162)           (167,000)

  Net income (loss)                 $   176,288         $(1,757,066)        $(1,580,778)
Supplemental financial data:





 Depreciation                       $    49,532         $   246,228         $   295,760
Capital expenditures                $      --           $   569,658         $   569,658

15. SUBSEQUENT EVENT

         On March 22, 2000, the Company entered into a convertible debenture subscription agreement ("Subscription Agreement") with Hibiscus Investments, Inc., an existing shareholder, for the issuance of two 7.75% convertible subordinated debentures of $500,000 ("Debenture") each within twelve months of the date of the Subscription Agreement. The Debentures are due and payable on or before March 22, 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit. The conversion of the Debentures into common stock may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. As of January 31, 2000, there were no convertible debentures outstanding.

                                 Exhibit Index

Exhibit No.                Document Description

3.1 Articles of Incorporation (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

3.2 Bylaws of the Registrant (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

4.1 Warrant Agent Agreement (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997).

10.1 Convertible Debenture Subscription Agreement, dated March 22, 2000, between the Registrant and Hibiscus Investments, Inc.

10.2 Negative Pledge Agreement, dated March 29, 2000, between the Registrant and Hibiscus Investments, Inc.

21 List of Subsidiaries (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997).

23       Consent of Carpenter, Kuhen & Sprayberry

27       Financial Data Schedule.