Form 10QSB
period 2000-04-30
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 2000-06-19
CIK 943941

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

_X_ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarter ended April 30, 2000.
                                         or
__Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _________ to _________.

                           Commission File Number 0-25868

                               Controlled Environment
                            Aquaculture Technology, Inc.
             (Exact name of small business as specified in its charter)

Colorado                                            84-129316
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)
                                 3375 Koapaka Street
                               Honolulu, Hawaii 96819
                       (Address of principal executive office)

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

As of April 20, 2000 there were 4,355,450 shares of the registrant's common stock outstanding.

Transitional small business disclosure format Yes __ No_X_

                 Controlled Environment Aquaculture Technology, Inc.

                                        Index

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements                                Page

Consolidated Balance Sheet- April 30, 2000                           4

Consolidated Statements of Operations - Quarters Ended
 April 30, 2000 and April 30, 1999                                   6

Consolidated Statements of Cash Flow -
  Quarters Ended April 30, 2000 and April 30, 1999                   7

Notes to Consolidated Financial Statements                           9

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations               13


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                    25
Item 6. Exhibits and Reports on Form 8-K                             26

Signatures                                                           27

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries
                                  Consolidated Balance Sheet
                                          (unaudited)

                                                   April 30,
                                                        2000
                                            Assets
Current assets:
 Cash and cash equivalents                $          467,877
 Restricted cash                                     329,292
 Accounts receivable, net of allowance
  for doubtful accounts of $20,000                   374,350
 Inventory                                           613,302
 Other current assets                                 44,395
Total current assets                               1,829,216
 Property, plant and equipment - net               4,588,490
 Other assets                                         52,500
Total assets                              $        6,470,206

                             Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                         $          382,677
 Notes payable                                       325,000
 Revolving line of credit                            235,000
 Current portion of long-term debt                   340,095
 Other accrued expenses and liabilities               66,721
Total current liabilities                          1,349,493

Long-term debt                                     2,810,710
Convertible subordinated debenture                   500,000
Commitments and contingencies                              -
Stockholders' equity:
   Preferred stock at $100 par value:
    10,000,000 shares authorized,
    none issued and outstanding                            -
   Common stock at no par value:
    100,000,000 shares authorized,
     4,355,450 issued and outstanding              5,765,044
   Additional paid-in capital                        208,325
   Retained deficit                              (4,163,366)
Total stockholders' equity                         1,810,003
Total liabilities and
 stockholders' equity                     $        6,470,206

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries
                            Consolidated Statements of Operations
                                          (unaudited)

                                                     Quarters ended April 30,
                                                2000                     1999
Sales                             $          636,843       $          302,466
Cost of sales                                652,819                  339,342
  Gross margin                              (15,976)                 (36,876)

General and administrative
 expenses                                    289,118                  565,002
   Loss from operations                    (305,094)                (601,878)
Other income                                  15,393                    1,699
Interest income                                3,980                    3,412
Interest expense                            (71,932)                  (2,426)

Net loss                          $        (357,653)       $        (599,193)
Basic and diluted net
 loss per common share            $      (0.08)            $       (0.16)

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flow
                                          (unaudited)

                                                     Quarters ended April 30,
                                                2000                     1999
Operating activities
 Net loss                         $        (357,653)                (599,193)
 Adjustments to reconcile net loss
  to net cash used in operating activities
   Depreciation                               83,818                   62,565
   Net changes in operating assets
    and liabilities
    Accounts receivable                     (97,937)                    1,336
    Inventory                               (33,681)                  124,263
    Other current assets                          56                    7,431
    Accounts payable                         (8,511)                  140,294
    Accrued expenses and other
     liabilities                               1,564                  196,977
         Net cash used in
          operating activities             (412,344)                 (66,327)
Investing activities
 Capital expenditures                        (3,382)                (356,810)
         Net cash used in
          investing activities               (3,382)                (356,810)
Financing activities
 Proceeds from issuance of
  convertible debenture                      500,000                        -
 Proceeds from issuance of debt              194,465                  151,355
 Principal payments on
  long-term debt                            (24,797)                (175,000)
 Proceeds from conversion of
  Class A warrants                                 -                  400,000
         Net cash provided by
          financing activities               669,668                  376,355
Change in cash and
 cash equivalents                            253,942                 (46,782)
Cash and cash equivalents
 at beginning of year                        213,935                  436,611
Cash and cash equivalents
 at end of year                   $          467,877       $          389,829

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and
                                    Subsidiaries
                     Notes to Consolidated Financial Statements
                                     (unaudited)

1. Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements of Controlled Environment
Aquaculture Technology, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of April 30, 2000 and the results of operations and cash flows for the quarters ended April 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform with the 2000 presentation. The results of operations for the quarter ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ceatech HHGI
Breeding Corp., Ceatech Plantations, Inc., Sunkiss Shrimp Co., Ltd., and Hawaii High Health Seafood Corp. Significant intercompany transactions and amounts have been eliminated in consolidation. The consolidated condensed financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual
Report on Form 10-KSB for the fiscal year ended January 31, 2000.

2. Development Stage Company

         Since its inception, January 19, 1995, through the year ended January 31, 1999, the Company was a development stage company as defined by Statement of Financial Accounting Standards No.7 -
Accounting and Reporting by Development Stage Enterprises.  The
Company is no longer an enterprise in the development stage as defined.

3. Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, therefore, do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might result should the Company be unable to continue as a going concern. The
Company has sustained continuing losses resulting in an accumulated deficit of approximately $4.2 million at April 30, 2000. In addition, the Company continued to experience negative cash flows during the quarter ended April 30, 2000. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

6. Note Payables

         On March 1, 2000, a stockholder of the Company advanced the Company $50,000. This promissory note, as extended, is due and payable on August 2, 2000, together with interest on any unpaid balance thereof at an annual interest rate of 9.75%. This promissory note may be prepaid in whole or in part at any time without penalty.

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

         Subject to formal approval by the Board of Directors, the Company is contemplating an agreement whereunder the debt evidenced by these notes may be changed into convertible debentures or directly converted into equity as part of a second private placement of common stock units.

7. Long-term Debt

         On September 9, 1998, the Company entered into a construction loan agreement ("Construction Loan") with the Bank of America, which provided for advances of up to a maximum principal amount of $3,000,000. The proceeds from the Construction Loan were used to construct certain improvements, including self-constructed growout ponds, buildings and other land improvements on real property owned in leasehold by the Company.
The United States Department Agriculture, Rural
Business-Cooperative Service has provided the Bank of America with a guarantee of up to 90% of the principal and interest as a result of any loss. In addition, the Company has pledged substantially all of its assets as collateral for the loan.

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

         As of April 30, 2000, the principal balance outstanding on the Construction Loan was $3,000,000 and the improvements were complete. The current annual interest rate on the Construction Loan is Bank of America's Reference Rate plus 2.0%. For the quarter ended
April 30, 2000, the weighted average interest rate was 10.5%.

         Under the terms of the Construction Loan, the Company must, among other things; 1) maintain a minimum tangible net worth of $2,000,000; 2) not declare or pay out any dividends to its shareholders during the term of the loan; 3) not repurchase treasury stock or make cash transfers to stockholders, and 4) not exceed a ratio of 1.7 to 1 of total senior liabilities to total net worth. As of April 30, 2000, the Company was not in compliance with the minimum tangible net worth requirement of the Construction Loan and has requested, but not yet received, a waiver of such noncompliance from the Bank of America.

8. Convertible Subordinated Debenture

         On March 22, 2000, the Company entered into a convertible debenture subscription agreement ("Subscription Agreement") with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two 7.75% convertible subordinated debentures of $500,000 ("Debenture") each within twelve months of the date of the Subscription Agreement. The Debentures are due and payable on or before March 22, 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit.
The conversion of these Debentures into common stock may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. As of April 30, 2000, convertible subordinated debentures of $500,000 were outstanding.

9. Stockholders' Equity

         The Company has authorized 100 million shares of no par value common stock. Each share entitles the holder to one vote.
There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. As of April 30, 2000, the Company had 4,355,450 shares of common stock outstanding.

         In addition, as of April 30, 2000, the Company had outstanding 2,760,149 Class A Common Stock Purchase Warrants
("Class A warrants") exercisable at $2.00 per share. The Company reserves the right to extend the expiration date or reduce the exercise price of any or all classes of warrants upon giving five days notice. The warrants can only be exercised when a current registration statement is on file.

         The Company is currently contemplating an additional equity offering. The issuance of these additional shares may further dilute the interests of the current shareholders and could reduce their proportionate ownership and voting power in the Company.

10. Loss Per Common Share

         Loss per common share is computed using the weighted average number of common shares outstanding during the period. The outstanding Class A Warrants were not dilutive and, therefore, did not impact loss per common share during the periods presented.

11. Dividends

         Under the terms of the Construction Loan, the Company may not declare or pay out any dividends to its shareholders during the term of the loan. Accordingly, the Company did not pay cash dividends on its common stock during the quarters ended April 30, 2000 and April 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion contains certain statements which may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar language, are likely to be forward-looking statements, and as such, are likely to concern matters which involve risks, uncertainties and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form
10-QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results.

Overview

         The following discussion and analysis of the results of operations and financial position of the Company should be read in connection with the Company's Form 10-KSB for the year ended
January 31, 2000.

         In view of severe operating losses over the past two years, the Company has identified several development strategies and steps which must be and are being taken to insure the Company's survival and future success. First, the Company is proceeding with the development of its own expanded facility for the sorting, packaging and freezing of farm product. It is anticipated that the facility will become operational in the fourth quarter of the current fiscal year and that it will enable the Company to handle harvests far more efficiently and respond more effectively to the product distribution requirements of different segments of the market. Second, the Company is proceeding aggressively with plans for expansion of its farm operations and has developed site plans for the construction of 20 additional growout ponds within the farm's present Kekaha
Agricultural Park location. The Company is currently pursuing construction financing for the additional ponds which will enable it to take advantage of certain economies of scale inherent in its advanced aquaculture methods and thereby increase farm production at lower incremental cost. Third, the Company has continued to refine and develop marketing strategies and distribution arrangements for the sale of the increased production anticipated from the operation of more ponds. Finally, due to a dramatic fall in the market for the Company's broodstock late in the first quarter of fiscal year 2000, as discussed in more detail below, management is increasing efforts to expand and diversify its client base for broodstock sales in other geographic areas.

         Presently, the sorting of shrimp (by size), de-heading and packing for shipment to distributors or for shipment to Honolulu for freezing has been done in a small facility located in the nearby town of Hanapepe, which was formerly used for processing and selling local fish products. IQF freezing of product has been done at a small, independently owned plant in Honolulu, whose limited size only allows the Company to freeze approximately 3,500 pounds of product per week, and whose schedule sometimes has prevented the Company from freezing any product over a given period. The Kauai facility is not large enough or well enough equipped to handle the harvest of an entire pond, and the freezing schedule imposed by the Honolulu packing plant places additional constraints on quantities of shrimp that can be harvested at any given time. As a consequence, the Company has been unable to take full advantage of the rapid, mechanically efficient harvesting methods designed into the farm's infrastructure and has been forced to harvest in increments using traditional, labor intensive methods. Less efficient harvesting has resulted in lengthened crop cycles, thereby substantially increasing production expenses, especially for feed and electric power. Transportation and storage costs incurred as a result of having to ship freshly harvested shrimp to Honolulu for freezing have added significantly to the costs of preparing shrimp for the market, and the limited availability and freezing capacity of the Honolulu packing plant has adversely affected the Company's ability to service potential high volume customers.
Thus, the existing preparation, packing and freezing facilities form an operations bottleneck which has increased production costs and which limits expansion of the farm facilities.

         In response, the Company has acquired the leasehold rights to the site of the existing facility in Hanapepe, Kauai and expects formal approval of the transfer from the lessor, State of Hawaii, very shortly. Plans and specifications for construction of an expanded facility on the site have been prepared and are in the bid process. The Company has arranged for $1.0 million in convertible debenture financing for this project. The expanded facility is designed to efficiently handle the sorting, preparation, freezing and packaging for shipment of regularly scheduled full-pond harvests from a farm having 100 or more ponds in production. In addition, the new facility will be equipped to have block-freezing capability, in addition to IQF, which will enable the Company to prepare and freeze whole (head on) product in the manner preferred by the large and potentially lucrative markets for premium quality shrimp in Europe, Asia and the continental United States.

         Concurrently, the Company has completed preliminary plans for expansion of the farm and will undertake such expansion as soon as financing and/or additional infusion of equity capital will permit. The planned expansion is on parcels already leased by the Company from the State of Hawaii Department of Agriculture located within the State owned and designated agricultural park site known as the Kekaha Agricultural Park. The present plans for expansion are for 20 more production ponds, and the Company currently estimates that the development costs will be approximately $2.5 million.

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

         Preliminary plans to devote more resources to the production of high health broodstock and seed stock have been put on hold due to a dramatic decline in demand from Taiwanese shrimp hatcheries for the Company's broodstock which occurred in the latter half of the first quarter of fiscal year 2000. Between November 1999 and February 2000, hatchery operations in Taiwan, which supply post larvae seed animals to major shrimp farms in China, had created more demand for broodstock than the Company anticipated and could actually produce. Unfortunately, wide-scale disease infestation of shrimp farms in China has since drastically reduced demand for post larvae, which in turn has greatly lessened the demand and price for broodstock previously generated by the Taiwan hatcheries.

         The collapse of the Taiwan market for hatchery products will negatively impact broodstock sales in the near term until alternative markets, such as Central and South America and the Asia-Pacific region, can be developed or the Taiwan market recovers.
Nevertheless, the long-term prospects for sales and revenue growth in the market for hatchery products remain strong. As a result of widespread problems with disease infestation in the past few years, more and more countries with major shrimp farming industries are adopting strict regulations governing the importation of broodstock that will require suppliers of broodstock to show a multi-year history of disease screenings (indicating disease free results) and to have certified "SPF" (Specific Pathogen Free) facility status. The Company's hatchery facility is one of very few which is currently able to meet the requirements of such import regulations and which is SPF certified. Moreover, anecdotal feedback from contacts in the Taiwanese hatchery industry indicate that the Company's broodstock still have the reputation of being the highest quality broodstock available.

         The Company's basic marketing strategy and primary sales and distribution arrangements remain unchanged. The Company remains committed to creating and maintaining market acceptance of its shrimp as a premium product commanding a price substantially higher than prices generally applicable in the commodity market, and its distribution arrangement with the largest distributor of seafood products in Hawaii continues in large measure because of this distributor's willingness to work closely with Company management in product promotions designed to obtain premium pricing. The
Company continues to explore high volume markets for frozen product in Europe and Asia, as well as the U.S. mainland, and will likely intensify its efforts in these areas as the new freezing and packing facility nears operational status.

         At present, the general marketing plan developed over the past 18 months remains in place. Sales of fresh, chilled, whole shrimp are limited to the local Hawaii market, and sales of product in fresh, chilled, tail-only form are earmarked for the U.S. mainland, mostly to specialty seafood stores and outlets in several major west coast cities and to a limited number of specialty food outlets in the midwest and east coast. Frozen product, mainly frozen tails, is sold both locally and on the U.S. mainland.

         The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related Notes contained in Item 1.-Financial Statements.

Results of Operations

General.

         Since inception in January 1995, the Company has sustained net losses of approximately $4.2 million. Such losses have generally been financed through a combination of internally generated funds, funds provided by loans with financial institutions and stockholders, funds provided through the conversion of Class A warrants, and funds provided through the sale of common stock units, which are comprised of common stock and Class A warrants to purchase common stock at $2.00 per share. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational. Based on current plans such expansion could require up to twelve months to complete.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the quarters ended April 30, 2000 and 1999, the Company incurred losses of approximately $360,000 and $ 600,000, respectively. In addition, the Company currently has no committed source of outside capital available to fund future losses. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

         Management does not consider a comparison of quarter-to-quarter results to be necessarily meaningful because the Company's production facilities did not become fully operational until July 1999.

Product Sales.

         The Company's revenue from shrimp sales for the quarter ended April 30, 2000 was approximately $637,000 compared to approximately $ 302,466 for the quarter ended April 30, 1999. The sharp increase in revenue was primarily the result of a full production cycle for farm shrimp in the first quarter of 2000 versus a limited production cycle in the first quarter of 1999. During the quarter ended April 30, 1999, the Company sold approximately 110,000 pounds of farm shrimp. In addition, the Company had revenue from the sale of broodstock of approximately $100,000 for the first quarter of fiscal 2000 as compared to revenue of approximately $173,000 in last year's first quarter. The Company has recently experienced a severe slowdown in broodstock sales primarily as a result of an oversupply in the Taiwan market where the Company previously sold virtually all of its broodstock. As a result, the Company anticipates that its broodstock sales for the near-term will be significantly less than sales made in the fourth quarter of fiscal year 1999.

Cost of Sales.

         Cost of sales for the first quarter of fiscal year 2000 was approximately $653,000 compared to $339,342 in the first quarter of fiscal year 1999. This increase was principally the result of farm shrimp sales in the fiscal 2000 first quarter as compared to no sales in the same quarter of last year. The Company's gross profit continues to be negatively impacted due to the lack of a sorting, freezing and packaging facility and the need for an additional 20-growout ponds.
When such facilities are completed it is anticipated that the Company will have sufficient economies of scale in order to be able to achieve positive gross profit levels.

General and Administrative Expenses.

         General and administrative expenses for the quarter ended
April 30, 2000 were $289,118 and January 31, 1999 were approximately $565,002. During the third quarter of fiscal year 1999, the Company implemented a comprehensive cost reduction and containment program which included, among other things, payroll reductions of up to 40% for all employees, a moratorium on all long-term contractual commitments, a freeze on all new salaried hires, a comprehensive review of all existing contracts and arrangements including insurance coverage, and a reduction of outside professional services provided to the Company. The Company intends to further scrutinize all expenditures in order to identify additional cost savings areas.

Interest Expense.

         During for the quarters ended April 30, 2000 and April 30, 1999, the Company paid interest costs of approximately $72,000 and $2,400, respectively.

Liquidity and Capital Resources

         Since inception in January 1995 through January 1999, the Company financed its development stage operations and infrastructure requirements primarily through a combination of equity and debt.

         On March 22, 2000, the Company entered into a convertible debenture subscription agreement ("Subscription Agreement") with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two 7.75% convertible subordinated debentures of $500,000 ("Debenture") each of which is to be issued within twelve months of the date of the Subscription Agreement. Proceeds from the Debentures are to be used primarily to construct a sorting, packing and freezing facility ("Processing Facility"). The Company currently estimates that the costs of acquiring the leasehold interest in the land and constructing and equipping the Processing Facility will be approximately $1.0 million. The Debentures are due and payable on or before March 22, 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the entire face amounts, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common Stock Purchase
Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit. The additional shares issued upon conversion of the debentures may further dilute the interests of the current shareholders and could reduce their proportionate ownership and voting power in the Company. As of April 30, 2000, there was $500,000 in convertible debentures outstanding.

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

         The availability of land for expansion of the Company's farm facility poses risks which vary in accordance with the scope of intended expansion. The existing 20-production pond farm operation is located entirely within the State-owned and designated agricultural park site known as the Kekaha Agricultural Park ("Agripark"). The
Company leases this land from the State of Hawaii Department of Agriculture for a term of 45 years. Unused portions of the land already under lease will permit expansion of the farm to at least 40 ponds, and management does not foresee any use permit issues involved in expanding the farm on these lands. There are several more parcels within the Agripark which the Company might acquire and which would permit expansion of the farm to 47 ponds. The ability to acquire these parcels is not certain, as each of these parcels is currently under lease to a third party. The Company does have rights to acquire (by lease) all or portions of a separate 313-acre site that could accommodate up to 100 production ponds, but management has not actively explored immediate expansion into this area due to its distance from existing operations. For major expansion in the future, the Company is also looking to acquire some of the abundant acreage adjacent to the Agripark currently planted in sugar cane which may become available in the future. Subdivision requirements, land use approval and permit issues would be significant factors affecting the availability and ultimate feasibility of expanding into these adjacent lands, but acquisition risks are mitigated by the present lack of economically suitable uses for such lands.

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

         The Company's personnel include acknowledged authorities in the field of shrimp aquaculture and high health shrimp breeding and production systems. Although the Company performs cross-training among its technical staff, maintains various operational protocol documents, and carries insurance on several key employees, the specialized nature of this marine bio-technical operation suggest that loss of key personnel could have a material adverse affect on the Company.

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

         All of the potential vectors of the primarily viral shrimp pathogens are not completely understood, but transmission from infected parents to offspring and contamination from adjacent shrimp farms are understood to be principal causes of infection. The
Company has aggressively pursued a disease prophylaxis strategy in a number of ways. The farming location was sited in an arid, isolated portion of Kauai, an island where no other shrimp farms exist, and seawater is drawn from deep seawater wells rather than directly from the ocean to preclude the incidental introduction of pathogens. When beginning operations, the Company first established its hatchery operation with state-of- the-art animals known to be free of diseases associated with shrimp aquaculture elsewhere, and committed to the exclusive use of its high health seed in all its farming operations. The Company established rigorous quarantine and biosecurity procedures, a continuous pathological surveillance program, and animal health management protocols, and controls the transfer of materials, animals, vehicles and pedestrian traffic on its hatchery. Although these are the most effective and sound means to insure the health status of its animal stocks, there can be no assurance that incident of infection might not occur within one of its properties.

         As a result of the fact that importation of infected broodstock is a key source of infection, several countries where shrimp farming is practiced have increased restrictions, instated special animal quality assurance requirements, and in some cases temporarily instated bans on importation of live animals. Generally, these actions work in favor of the Company's marketing of its high health hatchery products because their health quality can pass the most rigorous standards. A substantial proliferation in the number shrimp farming countries instituting overall bans on the importation of live animals, or regulatory changes to the air shipment of live animals could negatively affect the foreign sale of these products.

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

         The sale price of the Company's premium shrimp is affected to some degree by global market conditions. The Company's strategy is to secure a price premium by differentiating the product from commodity-grade products by virtue of its excellent taste, texture and purity. Despite this effort, if the global shrimp market suddenly became flooded with low priced commodity grade product, it is possible that the amount of premium for high-quality product could fall in the face of excessive supply. The capability to secure sales of the premium shrimp and high health hatchery products outside the limited Hawaiian markets is critical to the Company's market strategy. The Company has received numerous expressions of interest from large clients worldwide to purchase its premium Pacific white shrimp when its packing/freezing operation can regularly supply sufficient volumes. Despite such willingness, the present inability to secure contracts for such purchases represents an uncertainty, which could adversely affect the Company's operation. Increasing the sale of hatchery products entails continued penetration into new markets and client bases in Asia and the Americas. The increased sales volume, and the expanded customer base have been encouraging, but because this market relies heavily on word of mouth endorsements from associates and exigencies within the industry, it is difficult to predict the rate at which sales can be expected to grow.

                             PART II. OTHER INFORMATION

Items 1,3,4, and 5.       Not Applicable

Item 2. Changes in Securities and Use of Proceeds

         On March 22, 2000, the Company entered into a convertible debenture subscription agreement ("Subscription Agreement") with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two 7.75% convertible subordinated debentures of $500,000 ("Debenture") each within twelve months of the date of the Subscription Agreement as a private placement. The Debentures are due and payable on or before March 22, 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common
Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit. The conversion of these Debentures into common stock may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. As of April 30, 2000, convertible subordinated debentures of $500,000 were outstanding. These convertible debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

27.1 Financial Data Schedule - filed herewith.


Controlled Environment Aquaculture Technology, Inc.

                                     Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Controlled Environment Aquaculture Technology, Inc.
(Registrant)


By:/s/   Edward T. Foley
         EDWARD T. FOLEY
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: June 19, 2000