Form 10QSB
period 2000-07-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 2000-09-19
CIK 943941

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

_X_ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarter ended July 31, 2000.
                                         or
__Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _________ to _________.

                           Commission File Number 0-25868

                               Controlled Environment
                            Aquaculture Technology, Inc.
             (Exact name of small business as specified in its charter)

         Colorado                                         84-129316
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                     Identification No.)

                            1000 Bishop Street, Suite 303
                               Honolulu, Hawaii 96813
                       (Address of principal executive office)

                                   (808) 836-3707
                           (Registrant's telephone number)

                                 3375 Koapaka Street
                               Honolulu, Hawaii 96819
                   (Former address of principal executive office)

           Securities registered under Section 12(b) of the Exchange Act:
                                        None

           Securities registered under Section 12(g) of the Exchange Act:
                             Common Stock, no par value
                                  (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No __

As of July 31, 2000 there were 4,355,450 shares of the registrant's common stock outstanding.

Transitional small business disclosure format Yes __ No X

                 Controlled Environment Aquaculture Technology, Inc.

                                        Index

PART I.           FINANCIAL INFORMATION

         Item 1. Financial Statements
                                                                          Page
Consolidated Balance Sheet - July 31, 2000                                   4

Consolidated Statements of Operations -  Quarters and Six Months
Ended July 31, 2000 and July 31, 1999                                        6

Consolidated Statements of Cash Flow - Six Months Ended July 31,
2000 and July 31, 1999                                                       8

Notes to Consolidated Financial Statements                                  10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operation                                                    15

PART II.          OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                  28

         Item 6. Exhibits and Reports on Form 8-K                           29

Signature                                                                   30

                     Controlled Environment Aquaculture Technology, Inc.
                                       and Subsidiaries
                                  Consolidated Balance Sheet
                                          (unaudited)

                                                             July 31,
                                                                 2000
                                            Assets
Current assets:
 Cash and cash equivalents                         $          115,904
 Restricted cash                                              250,000
 Accounts receivable, net of allowance
  for doubtful accounts of $20,000                            295,464
 Inventory                                                    683,857
 Other current assets                                         166,760
Total current assets                                        1,511,985
 Property, plant and equipment - net                        4,750,837
 Other assets                                                  52,500
Total assets                                       $        6,315,322

                             Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                  $          274,776
 Notes payable                                                400,000
 Revolving line of credit                                     235,000
 Current portion of long-term debt                            342,404
 Other accrued expenses and liabilities                        61,662
Total current liabilities                                   1,313,842

Long-term debt                                              2,665,176
Convertible subordinated debenture                            900,000
Commitments and contingencies                                       -
Stockholders' equity:
   Preferred stock at $100 par value:
    10,000,000 shares authorized,
    none issued and outstanding                                     -
   Common stock at no par value:
    100,000,000 shares authorized,
     4,355,450 issued and outstanding                       5,765,044
   Additional paid-in capital                                 208,325
   Retained deficit                                       (4,537,065)
Total stockholders' equity                                  1,436,304
Total liabilities and
 stockholders' equity                                       6,315,322

The accompanying notes are an integral part of these consolidated financial statements.

                     Controlled Environment Aquaculture Technology, Inc.
                                       and Subsidiaries
                            Consolidated Statements of Operations
                                          (unaudited)

(page 1 of 2)
                                                  Three months ended July 31,
                                                2000                     1999
Sales                             $          509,969       $          348,063
Cost of sales                                515,327                  323,113
  Gross margin                               (5,358)                   24,950

General and administrative
 expenses                                    273,117                  429,323
   Loss from operations                    (278,475)                (404,373)
Interest expense                           (103,592)                        -
Interest income                                4,368                        -
Other income (expense)                         4,000                        -
Net loss                          $        (373,699)       $        (404,373)
Net loss per common share         $      (0.09)            $       (0.10)
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                        4,355,450                4,007,825

The accompanying notes are an integral part of these consolidated financial statements.

                     Controlled Environment Aquaculture Technology, Inc.
                                       and Subsidiaries
                            Consolidated Statements of Operations
                                          (unaudited)

(page 2 of 2)
                                                    Six months ended July 31,
                                                2000                     1999
Sales                             $        1,146,812       $          650,529
Cost of sales                              1,168,146                  662,454
  Gross margin                              (21,333)                 (11,925)

General and administrative
 expenses                                    562,235                  991,941
   Loss from operations                    (583,568)              (1,003,866)
Interest expense                           (175,524)                        -
Interest income                                8,348                        -
Other income (expense)                        19,393                        -
Net loss                          $        (731,352)       $      (1,003,866)
Net loss per common share         $      (0.17)            $       (0.26)
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                        4,355,450                3,935,178

The accompanying notes are an integral part of these consolidated financial statements.

                     Controlled Environment Aquaculture Technology, Inc.
                                       and Subsidiaries
                             Consolidated Statements of Cash Flow
                                          (unaudited)

                                                    Six months ended July 31,
                                                2000                     1999
Operating activities
 Net loss                         $        (731,352)       $      (1,003,866)
 Adjustments to reconcile net loss
  to net cash used in operating activities
   Depreciation                              166,370                   34,474
   Net changes in operating assets
    and liabilities
    Accounts receivable                     (19,051)                (190,589)
    Inventory                              (104,236)                    7,598
    Other current assets                   (122,308)                   13,361
    Accounts payable                       (116,413)                  123,796
    Accrued expenses and other
     liabilities                             (3,495)                     (49)
         Net cash used in
          operating activities             (930,485)              (1,015,275)
Investing activities
 Capital expenditures                      (248,282)                (367,999)
         Net cash used in
          investing activities             (242,282)                (367,999)
Financing activities
 Restricted cash used for
  specific purpose                          (79,293)                        -
 Proceeds from issuance of
  convertible debentures                     900,000                        -
  Proceeds from issuance of
  debt                                       125,000                  372,948
 Principal payments on
  long-term debt                            (23,557)                        -
 Proceeds from issuance of
  common stock                                     -                1,000,000
         Net cash provided by
          financing activities             1,080,736                1,372,948
Change in cash and
 cash equivalents                           (98,031)                 (10,326)
Cash and cash equivalents
 at beginning of period                      213,935                  436,611
Cash and cash equivalents
 at end of period                 $          115,904       $          426,285

The accompanying notes are an integral part of these consolidated financial statements.

                 Controlled Environment Aquaculture Technology, Inc.
                                  and Subsidiaries
                     Notes to Consolidated Financial Statements
                                     (unaudited)

1.  Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements of Controlled Environment
Aquaculture Technology, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of July 31, 2000 and the results of operations and cash flows for the quarters ended July 31, 2000 and 1999. Certain prior period amounts have been reclassified to conform with the 2000 presentation. The results of operations for the quarter ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

3. Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, therefore, do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might result should the Company be unable to continue as a going concern. The
Company has sustained continuing losses resulting in an accumulated deficit of approximately $4.5 million at July 31, 2000. In addition, the Company continued to experience negative operating cash flows during the quarter ended July 31, 2000. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

4. Restricted Cash

         Restricted cash includes a $250,000 certificate of deposit pledged as security for repayment of the outstanding revolving line of credit with Central Pacific Bank. During the quarter ended July 31, 2000, the Company disbursed approximately $79,300 of restricted cash related to the Bank of America construction loan.

5.  Revolving Line of Credit

         The Company has a $235,000 revolving line of credit with Central Pacific Bank, secured by a $250,000 certificate of deposit and with an annual interest rate of 1.5% over the certificate of deposit rate. This revolving line of credit expires in May 2001.

6. Note Payables

         At July 31, 2000, the Company had notes payable outstanding of $400,000 from shareholders or entities controlled by shareholders, as evidenced by: (i) promissory note originally made on May 8, 2000 for $75,000 with interest at 8.00% per annum due on November 8,
2000 in favor of an entity controlled by three shareholders; (ii) promissory note originally made on March 1, 2000 for $50,000 with interest at 9.75% per annum due on August 2, 2000 in favor of a shareholder; (iii) promissory note originally made on November 2, 1999 for $225,000 with interest at 10.00% per annum due on August
2, 2000 in favor of an entity represented and controlled by a shareholder; and (iv) promissory note originally made on March 1, 1999 for $50,000 with interest at 10.00% per annum due on August
2, 2000 in favor of an entity represented and controlled by a shareholder.

         The Board of Directors has authorized the Company to allow each of the holders of the aforementioned notes payable to convert to common stock, at the option such holder, all of the outstanding notes payables plus accrued but unpaid interest, on the same terms and at the same price offered to accredited investors under a private placement of the Company's common stock. Each of the holders of the aforementioned notes payable has entered into an agreement with the Company to convert all such indebtedness to common stock effective as of September 1, 2000.

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

         As of July 31, 2000, the principal balance outstanding on the Construction Loan was $2,928,332 and the improvements and final inspection were complete. The current annual interest rate on the Construction Loan is Bank of America's Reference Rate plus 2.0%.
For the quarter ended July 31, 2000, the weighted average interest rate was 11.5%.

         Under the terms of the Construction Loan, the Company must, among other things; 1) maintain a minimum tangible net worth of $2,000,000; 2) not declare or pay out any dividends to its shareholders during the term of the loan; 3) not repurchase treasury stock or make cash transfers to stockholders, and 4) not exceed a ratio of 1.7 to 1 of total senior liabilities to total net worth. As of July 31, 2000, the Company was not in compliance with the minimum tangible net worth requirement of the Construction Loan and has notified the Bank of America of such noncompliance.

8. Convertible Subordinated Debentures

         During the quarter ended July 31, 2000, the Company entered into two convertible debenture subscription agreements ("Subscription Agreements") with two existing stockholders, for the issuance of four 7.75% convertible subordinated debentures totaling $400,000 ("Debenture") as a private placement. The Debentures are due and payable on or before July 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit.
The conversion of these Debentures into common stock may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. These Debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

         On March 22, 2000, the Company entered into a Subscription Agreement with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two Debentures of $500,000 ("Debenture") each within twelve months of the date of the Subscription Agreement. The Debentures are due and payable on or before March 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A
Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit. The conversion of these Debentures into common stock may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. As of July 31, 2000, a total of $900,000 convertible subordinated debentures were outstanding.

9. Stockholders' Equity

         The Company has authorized 100 million shares of no par value common stock. Each share entitles the holder to one vote.
There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. As of July 31, 2000, the Company had 4,355,450 shares of common stock outstanding.

         As of July 31, 2000, the Company also had outstanding 2,760,149 Class A Common Stock Purchase Warrants exercisable at
$2.00 per share on or before December 31, 2001 ("Warrants").
Pursuant to the provisions set forth in putative documentation governing the issuance and terms of the Warrants, the Company gave notice of cancellation of the Warrants to be effective as of September 18, 2000. Subsequently, issue has been taken with the Company's authority to cancel the Warrants based on the existence of another version of the governing documentation containing provisions contrary to the provisions of the documentation upon which management relied in giving notice of cancellation. Management is currently investigating the facts and circumstances giving rise to the competing documentation to determine which of the alternate controlling documentation is actually effective. To date, no notice of an attempted exercise of Warrants has been received.

         In August 2000, the Company's Board of Directors authorized the private offering of up to 3,000,000 shares of common stock of the Company to "accredited investors", as that term is defined in Rule
501 of Regulation D of the Securities Act of 1933, at the price of $1.00 per share. The issuance of these additional shares may further dilute the interests of the current shareholders and could reduce their proportionate ownership and voting power in the Company.

10. Loss Per Common Share

         Loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. The outstanding Warrants were not dilutive and, therefore, did not impact loss per common share during the periods presented.

11. Dividends

         Under the terms of the Construction Loan, the Company may not declare or pay out any dividends to its shareholders during the term of the loan. Accordingly, the Company did not pay cash dividends on its common stock during the quarters ended July 31, 2000 and 1999.

12. Commitments and Contingencies

         Ronald L. Ilsley, the former Chief Financial Officer of the Company, has filed a lawsuit against the Company and its consolidated subsidiaries in the United States District Court for the Central District of California alleging wrongful termination, breach of employment contract and quantum meruit. Damages claimed exceed
$1,000,000.

         The Company believes that this lawsuit is without merit and the Company's outside legal counsel has recently filed responsive pleadings on behalf of the Company.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

         The following discussion contains certain statements which may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, and especially those which include variations of the words "believes", "intends", "estimates", "anticipates," "expects", "plans", or similar language, are likely to be forward-looking statements, and as such, are likely to concern matters which involve risks, uncertainties and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in the Company's report on Form 10-KSB for the fiscal year ended January 31, 2000, and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results.

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

         Presently, the sorting of shrimp (by size), de-heading and packing for shipment to distributors or for shipment to Honolulu for freezing takes place in a small facility located in the nearby town of Hanapepe, on the island of Kauai, which was formerly used for processing and selling local fish products. IQF freezing of product has been done at a small, independently owned plant in Honolulu, whose limited size only allows the Company to freeze approximately 3,500 pounds of product per week, and whose schedule sometimes has prevented the Company from freezing any product over a given period. The Kauai facility is not large enough or well enough equipped to handle the harvest of an entire pond, and the freezing schedule imposed by the Honolulu packing plant places additional constraints on quantities of shrimp that can be harvested at any given time. As a consequence, the Company has been unable to take full advantage of the rapid, mechanically efficient harvesting methods designed into the farm's infrastructure and has been forced to harvest in increments using traditional, labor intensive methods. Less efficient harvesting has resulted in lengthened crop cycles, thereby substantially increasing production expenses, especially for feed and electric power. Transportation and storage costs incurred as a result of having to ship freshly harvested shrimp to Honolulu for freezing have added significantly to the costs of preparing shrimp for the market, and the limited availability and freezing capacity of the Honolulu packing plant has adversely affected the Company's ability to service potential high volume customers. Thus, the existing preparation, packing and freezing facilities form an operations bottleneck which has increased production costs and which limits expansion of the farm facilities.

         In response, the Company has acquired the leasehold rights to the site of the existing facility in Hanapepe, Kauai and has commenced construction of an expanded facility on the site. It is currently anticipated that construction of the expanded facility will be completed in November 2000. The Company has arranged for $1.0 million in convertible debenture financing for this project. The expanded facility is designed to efficiently handle the sorting, preparation, freezing and packaging for shipment of regularly scheduled full-pond harvests from a farm having 100 or more ponds in production. In addition, the new facility will be equipped to have block-freezing capability, in addition to IQF, which will enable the Company to prepare and freeze whole (head on) product in the manner preferred by the large and potentially lucrative markets for premium quality shrimp in Europe, Asia and the continental United States.

         Concurrently, the Company has completed preliminary plans for expansion of the farm and will undertake such expansion as soon as financing and/or additional infusion of equity capital will permit. The planned expansion is on parcels already leased by the Company from the State of Hawaii Department of Agriculture located within the State owned and designated agricultural park site known as the Kekaha Agricultural Park. The present plans for expansion are for 20 more production ponds, and the Company currently estimates that the development costs will be approximately $2.1 million.

         Beyond the Company's present plans for expansion within the Kekaha Agricultural Park, there also are several thousand acres of State owned lands adjacent to and in the immediate vicinity of the farm, most of which are presently devoted to the growing of sugar cane but which may become available in the near future. The State of Hawaii is presently conducting discussions with the present user and others regarding the future use and control of these lands, but the Company is unaware of any impending use and is actively engaged in presenting the case that its shrimp agri-business and other related industries provide the most viable replacement use for significant portions of these lands. The Company previously held a permit and right of entry to use a 313 acre parcel of land near but not adjacent to the existing farm site but has since notified the State of Hawaii Department of Land and Natural Resources of its desire to cancel this revocable permit. This action was taken because near-term expansion of the farm onto this land is not feasible due to infrastructure constraints.

         The collapse of the market for hatchery products, especially in Taiwan, continues to negatively impact broodstock sales and will do so until alternative markets, such as Central and South America and the Asia-Pacific region, can be developed or the Taiwan market recovers. Nevertheless, the long-term prospects for sales and revenue growth in the market for hatchery products remain strong. As a result of widespread problems with disease infestation in the past few years, more and more countries with major shrimp farming industries are adopting strict regulations governing the importation of broodstock that will require suppliers of broodstock to show a multi-year history of disease screenings (indicating disease free results) and to have certified "SPF" (Specific Pathogen Free) facility status. The
Company's hatchery facility is one of very few which is currently able to meet the requirements of such import regulations and which is SPF certified. Moreover, anecdotal feedback from contacts in the Taiwanese hatchery industry indicate that the Company's broodstock still have the reputation of being the highest quality broodstock available.

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

         At present, the general marketing plan developed over the past eighteen months remains in place. Sales of fresh, chilled, whole shrimp are limited to the local Hawaii market, and sales of product in fresh, chilled, tail-only form are earmarked for the U.S. mainland, mostly to specialty seafood stores and outlets in several major west coast cities and to a limited number of specialty food outlets in the midwest and east coast. Frozen product, mainly frozen tails, is sold both locally and on the U.S. mainland.

         The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related Notes contained in Item
1. - Financial Statements.

Results of Operations

General.

         Since inception in January 1995, the Company has sustained net losses of approximately $4.5 million. Such losses have generally been financed through a combination of internally generated funds, funds provided by loans with financial institutions and stockholders, funds provided through the conversion of Class A warrants, and funds provided through the sale of common stock units, which are comprised of common stock and Class A warrants to purchase common stock at $2.00 per share. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational. Based on current plans such expansion could require up to twelve months to complete.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the quarters ended July 31, 2000 and 1999, the Company incurred losses of approximately $373,700 and $404,700, respectively. In addition, the Company currently has no committed source of outside capital available to fund future losses. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Product Sales.

         The Company's revenue from shrimp sales for the quarter ended July 31, 2000 was approximately $510,000 compared to approximately $348,000 for the quarter ended July 31, 1999. The increase in revenue was primarily the result of a full production cycle for farm shrimp in the second quarter of 2000 versus a limited production cycle in the second quarter of 1999. During the quarter ended July 31, 2000, the Company sold approximately 86,000 pounds of farm shrimp compared to approximately 63,000 pounds in the quarter ended July 31,1999. In addition, the Company had revenue from the sale of broodstock of approximately $31,000 for the second quarter of fiscal 2000 as compared to revenue of approximately
$10,000 in last year's second quarter. In late 1999, the Company experienced a severe slowdown in broodstock sales primarily as a result of an oversupply in the Taiwan market where the Company previously sold virtually all of its broodstock. As a result, the Company anticipates that its broodstock sales for the near-term will be significantly less than sales made in the fourth quarter of fiscal year 1999.

         The Company's revenue from shrimp sales for the six months ended July 31, 2000 nearly doubled to $1,147,000 compared to approximately $650,500 for the six months ended July 31, 1999. The significant increase in revenue can be attributed to a full production cycle for farm shrimp in the first half of 2000 versus a limited production cycle in the first half of 1999. During the six months ended July 31, 2000, the Company sold approximately 196,000 pounds of farm shrimp compared approximately 63,000 for the six months ended July 31, 1999. In addition, the Company had revenue from the sale of broodstock of approximately $110,000 for the first six months of fiscal 2000 as compared to revenue of approximately $193,000 in last year's first six months.

Cost of Sales.

         Cost of sales for the second quarter of fiscal year 2000 was approximately $515,000 compared to $323,113 in the second quarter of fiscal year 1999. This increase was principally the result of the higher farm shrimp sales in the second quarter of 2000 as well as the impact of increased indirect cost allocations to inventory primarily related to depreciation of the shrimp farm construction costs. The Company's gross profit continues to be negatively impacted due to the lack of a sorting, freezing and packaging facility and the need for an additional 20-growout ponds. When such facilities are completed it is anticipated that the Company will have sufficient economies of scale in order to be able to achieve positive gross profit levels.

         Cost of sales for the first half of fiscal year 2000 was approximately $1,168,000 compared to $662,454 in the first half of fiscal year 1999. This increase was principally the result of increased farm shrimp sales in the first half of fiscal 2000 as compared to the first half of 1999.

General and Administrative Expenses.

         General and administrative expenses for the quarter ended July 31, 2000 were approximately $273,117, as compared to $429,323 for the quarter ended July 31, 1999. During the third quarter of fiscal year 1999, the Company implemented a comprehensive cost reduction and containment program which included, among other things, payroll reductions of up to 40% for all employees, a moratorium on all long-term contractual commitments, a freeze on all new salaried hires, a comprehensive review of all existing contracts and arrangements including insurance coverage, and a reduction of outside professional services provided to the Company. The Company intends to further scrutinize all expenditures in order to identify additional cost savings areas.

         General and administrative expenses for the six months ended July 31, 2000 were $562,235 as compared to $991,941 for the six months ended July 31, 1999. The dramatic reduction in general and administrative expenses for the first six months of fiscal year 2000 as compared to the first six months of fiscal year 1999 was primarily the result of the Company's comprehensive cost reduction and containment program implemented in the third quarter of fiscal year 1999.

Interest Expense.

         During for the quarters ended July 31, 2000 and July 31,
1999, the Company recognized interest expense of approximately
$103,600 and $0, respectively and for the six months ended July 31, 2000 and July 31, 1999, the Company recognized interest expense of approximately $175,500 and $0, respectively. The significant increase in interest expense recognized for the quarter and six months ended July 31, 2000 versus the prior year's similar periods was mainly due to capitalization and deferral of interest costs on the Bank of America construction loan during the construction of the shrimp farm and hatchery in fiscal year 1999.

Liquidity and Capital Resources

         Since inception in January 1995 through January 1999, the Company financed its development stage operations and infrastructure requirements primarily through a combination of equity and debt.

         During the quarter ended July 31, 2000, the Company entered into four convertible debenture subscription agreements ("Subscription Agreements") with existing stockholders, for the issuance of 7.75% convertible subordinated debentures of $400,000 ("Debenture") as a private placement. The Debentures are due and payable on or before July 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable shares of the Company's common stock. The conversion price shall be equal to $1.00 per share. The conversion of these Debentures into common stock may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. These Debentures were sold in reliance upon an exemption from registration provided under
Section 4(2) of the Securities Act of 1933.

         On March 22, 2000, the Company entered into a convertible debenture subscription agreement ("Subscription Agreement") with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two 7.75% convertible subordinated debentures of $500,000 ("Debenture") each of which is to be issued within twelve months of the date of the Subscription Agreement. Proceeds from the Debentures are to be used primarily to construct a sorting, packing and freezing facility ("Processing Facility"). The Company currently estimates that the costs of acquiring the leasehold interest in the land and constructing and equipping the Processing Facility will be approximately $1.0 million. The Debentures are due and payable on or before March 22, 2007 with interest payable quarterly on the outstanding balance. Such Debentures entitle the holder to convert the entire face amounts, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common Stock Purchase
Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit. The additional shares issued upon conversion of the Debentures may further dilute the interests of the current shareholders and could reduce their proportionate ownership and voting power in the Company. As of July 31, 2000, there was a total of $900,000 in convertible debentures outstanding.

         The Company requires additional capital to expand its growout facilities and for working capital purposes. The Company currently estimates that the costs of constructing 20 additional ponds will be approximately $2.1 million. In addition, the Company currently believes its ability to generate sufficient funds internally for working capital purposes is limited by the lack of such facilities. As such, the Company will require an outside source of working capital during the period of construction of these facilities, currently estimated to take up to twelve months.

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

                             PART II. OTHER INFORMATION

Items 3,4, and 5.         Not Applicable.

Item 1. Legal Proceedings

         Ronald L. Ilsley, the former Chief Financial Officer of the Company, has filed a lawsuit against the Company and its consolidated subsidiaries in the United States District Court for the Central District of California alleging wrongful termination, breach of employment contract and quantum meruit. Damages claimed exceed
$1,000,000.

         The Company believes that this lawsuit is without merit and the Company's outside legal counsel has filed the responsive pleadings on behalf of the Company.

Item 2. Changes in Securities and Use of Proceeds

         During the quarter ended July 31, 2000, the Company entered into four convertible debenture subscription agreements ("Subscription Agreements") with two existing stockholders, for the issuance of 7.75% convertible subordinated debentures of $400,000 ("Debenture") as a private placement. The Debentures are due and payable on or before July 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable shares of the Company's common stock. The conversion price shall be equal to $1.00 per share. The conversion of these Debentures into common stock may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. These convertible debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

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


Controlled Environment Aquaculture Technology, Inc.
(Registrant)


By: /s/ Edward T. Foley
EDWARD T. FOLEY
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
Date: September 19, 2000