Form 10QSB/A
period 2000-07-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 2000-09-21
CIK 943941

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Amendment #1
                                         to
                                     FORM 10-QSB

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

Consolidated Statements of Operations -  Three Months and Six
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

7. Long-term Debt

         On September 9, 1998, the Company entered into a construction loan agreement ("Construction Loan") with the Bank of America, which provided for advances of up to a maximum principal amount of $3,000,000. The proceeds from the Construction Loan were used to construct certain improvements, including self-constructed growout ponds, buildings and other land improvements on real property owned in leasehold by the Company.
The United States Department of Agriculture, Rural
Business-Cooperative Service has provided the Bank of America with a guarantee of up to 90% of the principal and interest as a result of any loss. In addition, the Company has pledged substantially all of its assets as collateral for the loan.

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

         In view of severe operating losses over the past two years, the Company has identified several development strategies and steps that must be and are being taken to contribute to the Company's survival and future success. First, the Company is proceeding with the development of its own expanded facility for the sorting, packaging and freezing of farm product. It is anticipated that the facility will become operational in the fourth quarter of the current fiscal year and that it will enable the Company to handle harvests far more efficiently and respond more effectively to the product distribution requirements of different segments of the market. Second, the Company is proceeding aggressively with plans for expansion of its farm operations and has developed site plans for the construction of 20 additional growout ponds within the farm's present Kekaha
Agricultural Park location. The Company is currently pursuing construction financing for the additional ponds which will enable it to take advantage of certain economies of scale inherent in its advanced aquaculture methods and thereby increase farm production at lower incremental cost. Third, the Company has continued to refine and develop marketing strategies and distribution arrangements for the sale of the increased production anticipated from the operation of more ponds. Finally, due to a dramatic fall in the market for the Company's broodstock late in the first quarter of fiscal year 2000, as discussed in more detail below, management is increasing efforts to expand and diversify its client base for broodstock sales in other geographic areas.

         Presently, the sorting of shrimp (by size), de-heading and packing for shipment to distributors or for shipment to Honolulu for freezing takes place in a small facility located in the nearby town of Hanapepe on the island of Kauai, which was formerly used for processing and selling local fish products. IQF freezing of product has been done at a small, independently owned plant in Honolulu, whose limited size only allows the Company to freeze approximately 3,500 pounds of product per week, and whose schedule sometimes has prevented the Company from freezing any product over a given period. The Kauai facility is not large enough or well enough equipped to handle the harvest of an entire pond, and the freezing schedule imposed by the Honolulu packing plant places additional constraints on quantities of shrimp that can be harvested at any given time. As a consequence, the Company has been unable to take full advantage of the rapid, mechanically efficient harvesting methods designed into the farm's infrastructure and has been forced to harvest in increments using more labor intensive methods. Less efficient harvesting has resulted in lengthened crop cycles, thereby substantially increasing production expenses, especially for feed and electric power. Transportation and storage costs incurred as a result of having to ship freshly harvested shrimp to Honolulu for freezing have added significantly to the costs of preparing shrimp for the market, and the limited availability and freezing capacity of the Honolulu packing plant has adversely affected the Company's ability to service potential high volume customers. Thus, the existing preparation, packing and freezing facilities form an operations bottleneck which has increased production costs and which limits expansion of the farm facilities.

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

         The decline of the market for hatchery products, especially in Taiwan, continues to negatively impact broodstock sales and will do so until alternative markets, such as Central and South America and the Asia-Pacific region, can be developed or the Taiwan market recovers. Nevertheless, the long-term prospects for sales and revenue growth in the market for hatchery products remain strong. As a result of widespread problems with disease infestation in the past few years, more and more countries with major shrimp farming industries are adopting strict regulations governing the importation of broodstock that will require suppliers of broodstock to show a multi-year history of disease screenings (indicating disease free results) and to have certified "SPF" (Specific Pathogen Free) facility status. The
Company's hatchery facility is one of very few which is currently able to meet the requirements of such import regulations and which is SPF certified. Moreover, anecdotal feedback from contacts in the Taiwanese hatchery industry indicate that the Company's broodstock still have the reputation of being the highest quality broodstock available.

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

Results of Operations

General.

         Since inception in January 1995, the Company has sustained net losses of approximately $4.5 million. Such losses have generally been financed through a combination of internally generated funds, funds provided by loans with financial institutions and stockholders, funds provided through the conversion of Class A warrants, and funds provided through the sale of common stock units, which are comprised of common stock and Class A warrants to purchase common stock at $2.00 per share. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational. Based on current plans, revenue from such expansion could require up to twelve months to be realized.

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

         The Company's revenue from shrimp sales for the six months ended July 31, 2000 nearly doubled to $1,147,000 compared to approximately $650,500 for the six months ended July 31, 1999. The significant increase in revenue can be attributed to a full production cycle for farm shrimp in the first six months of fiscal year 2000 versus a limited production cycle in the first six months of fiscal year 1999. During the six months ended July 31, 2000, the Company sold approximately 196,000 pounds of farm shrimp compared to approximately 63,000 for the six months ended July 31, 1999. In addition, the Company had revenue from the sale of broodstock of approximately $110,000 for the first half of fiscal year 2000 as compared to revenue of approximately $193,000 in the first half of last year.

Cost of Sales.

         Cost of sales for the second quarter of fiscal year 2000 was approximately $515,000 compared to $323,000 in the second quarter of fiscal year 1999. This increase was principally the result of the higher farm shrimp sales in the second quarter of 2000 as well as the impact of increased indirect cost allocations to inventory primarily related to depreciation of the shrimp farm construction costs. The Company's gross profit continues to be negatively impacted due to the lack of a sorting, freezing and packaging facility and the need for an additional 20-growout ponds. When such facilities are completed it is anticipated that the Company will have sufficient economies of scale in order to be able to achieve positive gross profit levels.

         Cost of sales for the first six months of fiscal year 2000 was approximately $1,168,000 as compared to $662,500 in the first six months of fiscal year 1999. This increase was principally the result of increased farm shrimp sales in the first half of fiscal 2000 as compared to the first half of 1999.

General and Administrative Expenses.

         General and administrative expenses for the quarter ended July 31, 2000 were approximately $273,000, as compared to $429,300 for the quarter ended July 31, 1999. During the third quarter of fiscal year 1999, the Company implemented a comprehensive cost reduction and containment program which included, among other things, payroll reductions of up to 40% for all employees, a moratorium on all long-term contractual commitments, a freeze on all new salaried hires, a comprehensive review of all existing contracts and arrangements including insurance coverage, and a reduction of outside professional services provided to the Company. The Company intends to further scrutinize all expenditures in order to identify additional cost savings areas.

         General and administrative expenses for the six months ended July 31, 2000 were $562,000 as compared to approximately
$1,000,000 in the first six months of the prior year. The dramatic reduction in general and administrative expenses for the first six months of fiscal year 2000 as compared to the first six months of fiscal year 1999 was primarily the result of the Company's comprehensive cost reduction and containment program implemented in the third quarter of fiscal year 1999.

Interest Expense.

         During the quarters ended July 31, 2000 and July 31, 1999, the Company recognized interest expense of approximately $103,600 and $0, respectively, and for the six months ended July 31, 2000 and July 31, 1999, the Company recognized interest expense of approximately $175,500 and $0, respectively. The significant increase in interest expense recognized for the three months and six months ended July 31, 2000 versus the prior year's similar periods was mainly due to capitalization and deferral of interest costs on the Bank of America construction loan during the construction of the shrimp farm and hatchery in fiscal year 1999.

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

         On March 22, 2000, the Company entered into a Subscription Agreement with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two Debentures of $500,000 ("Debenture") each within twelve months of the date of the Subscription Agreement.
The Debentures are due and payable on or before March 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A
Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit. The conversion of the Debentures may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. As of July 31, 2000, a total of $900,000 in convertible debentures were outstanding.

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