Form 10QSB
period 2000-10-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 2000-12-19
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-QSB

__________________

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ __ to _______

Commission file number 0-25868

Controlled Environment

Aquaculture Technology, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado 84-129316

(State or other jurisdiction of (IRS Employer Identification No.)

incorporation or organization)

1000 Bishop Street, Suite 303

Honolulu, Hawaii 96813

(Address of principal executive offices)

(808) 836-3707

(Issuer's telephone number)

3375 Koapaka Street, Suite H402, Honolulu,HI 96819

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of October 31, 2000 there were 4,355,450 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format: Yes __ No X

Controlled Environment Aquaculture Technology, Inc.

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	Page
Consolidated Balance Sheet - October 31, 2000	4
Consolidated Statements of Operations - Three Months and Nine Months Ended October 31, 2000 and October 31, 1999	5
Consolidated Statements of Cash Flow - Nine Months Ended October 31, 2000 and October 31, 1999	6
Notes to Consolidated Financial Statements	7 -10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 2. Changes in Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits and Reports on Form 8-K	20
Signature	21

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Balance Sheet

(unaudited)

Assets	October 31, 2000
Current assets
Cash and cash equivalents	$ 297,378
Restricted cash	250,000
Accounts receivable, net	204,376
Inventory	654,730
Other current assets	51,955
Total current assets	1,633,063
Property, plant and equipment, net	5,012,205
Other assets	227,124
Total assets	$ 6,697,768

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 315,857
Notes payable	400,000
Revolving line of credit	235,000
Current portion of long-term debt	330,789
Other accrued expenses and liabilities	136,385
Total current liabilities	1,466,422
Long-term debt	2,594,948
Convertible subordinated debentures	1,400,000
Total liabilities	5,412,979
Commitments and contingent liabilities	--
Stockholders' equity
Preferred stock, $100 par value; 10,000,000 shares authorized,
no shares issued and outstanding	--
Common stock subscribed, 2,225,000 shares,
less $1,825,000 subscriptions receivable	400,000
Common stock, no par value; 100,000,000 shares authorized,
4,355,450 issued and outstanding	5,765,044
Additional paid-in capital	208,325
Retained deficit	(5,088,580)
Total stockholders' equity	1,284,789
Total liabilities and stockholders' equity	$ 6,697,768

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

Three Months Ended October 31,	Nine Months Ended October 31,
	2000	1999	2000	1999

Sales	$ 598,730	$ 521,273	$ 1,745,542	$ 1,202,303
Cost of sales	691,664	433,742	1,859,810	1,254,068
Gross margin	(92,934)	87,531	(114,268)	(51,765)

General and administrative expenses	309,453	366,976	871,688	1,235,847
Loss from operations	(402,387)	(279,445)	(985,956)	(1,287,612)

Interest expense	(160,694)	(30,519)	(336,218)	(33,730)
Interest income	11,566	--	19,914	7,512
Other income	--	--	19,393	--

Net loss	$ (551,515)	$(309,964)	$ (1,282,867)	$ (1,313,830)
Net loss per common share	$ (0.13)	$(0.07)	$ (0.29)	$ (0.31)
Weighted average number of
common shares outstanding	4,355,450	4,355,450	4,355,450	4,355,450

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(unaudited)

Nine Months Ended October 31,
	2000	1999
Operating activities
Net loss	$ (1,282,867)	$(1,313,830)
Adjustments to reconcile net loss to net cash used in operating
Depreciation	294,139	42,049
Net changes in operating assets and liabilities
Accounts receivable	72,037	(159,406)
Inventory	(75,109)	(27,386)
Other current assets	(182,128)	20,329
Accounts payable	(75,331)	170,278
Accrued expenses and other liabilities	71,228	(4,235)
Net cash used in operating activities	(1,178,031)	(1,272,201)
Investing activities
Capital expenditures	(637,419)	(396,705)
Net cash used in investing activities	(637,419)	(396,705)
Financing activities
Restricted cash used for specific purpose	79,293	14,420
Proceeds from issuance of convertible debentures	1,400,000	--
Proceeds from issuance of debt	125,000	595,574
Principal payments on long-term debt	(105,400)	--
Conversion of Class A Warrants	--	400,000
Proceeds from issuance of common stock	400,000	600,000
Net cash provided by financing activities	1,898,893	1,609,994
Change in cash and cash equivalents	83,443	(58,912)
Cash and cash equivalents at beginning of period	213,935	61,780
Cash and cash equivalents at end of period	$ 297,378	$ 2,868

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Controlled Environment Aquaculture Technology, Inc. (the "Company") and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments have been included in the accompanying unaudited consolidated financial statements, consisting only of normal recurring accruals considered necessary for a fair presentation. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine month periods ended October 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending January 31, 2001. Certain prior year amounts have been reclassified to conform with the 2001 presentation. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, therefore, do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might result should the Company be unable to continue as a going concern. The Company has sustained losses since its inception in 1995 resulting in an accumulated deficit of approximately $5.1 million at October 31, 2000. In addition, the Company continued to experience negative operating cash flows during the quarter ended October 31, 2000. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Management believes that the continued existence of the Company is dependent upon its ability to obtain external financing in order to construct additional growout ponds and to fund working capital requirements. Therefore, it is currently management's intent to obtain this essential outside financing through a combination of a private placement common stock offering and additional bank financing. There can be no assurance that the Company will be able to obtain such financing on satisfactory terms. Failure to obtain such financing on acceptable terms would have a material adverse effect on the Company's business, operating results and financial condition.

3. Restricted Cash and Revolving Line of Credit

Restricted cash includes a $250,000 certificate of deposit pledged as security for repayment of the outstanding $235,000 revolving line of credit with Central Pacific Bank which has an annual interest rate of 1.5% over the certificate of deposit rate. This revolving line of credit expires in May 2001.

4. Note Payables

At October 31, 2000, the Company had outstanding notes payable of $400,000 from shareholders or entities controlled by shareholders, as evidenced by: (i) promissory note originally made on May 8, 2000 for $75,000 with interest at 8.00% per annum due on November 8, 2000 in favor of an entity controlled by three shareholders; (ii) promissory note originally made on March 1, 2000 for $50,000 with interest at 9.75% per annum due on August 2, 2000 in favor of a shareholder; (iii) promissory note originally made on November 2, 1999 for $225,000 with interest at 10.00% per annum due on August 2, 2000 in favor of an entity represented and controlled by a shareholder; and (iv) promissory note originally made on March 1, 1999 for $50,000 with interest at 10.00% per annum due on August 2, 2000 in favor of an entity represented and controlled by a shareholder.

The Board of Directors has authorized the Company to allow each of the holders of the aforementioned notes payable to convert to common stock, at the option such holder, all of the outstanding notes payables plus accrued but unpaid interest, on the same terms and at the same price offered to accredited investors under a private placement of the Company's common stock. Each of the holders of the aforementioned notes payable has entered into an agreement as of October 31, 2000 with the Company to convert all such indebtedness to common stock. The Company has not yet issued the common stock to the note holders, therefore, these convertible notes are reflected as notes payable as of October 31, 2000.

5. Long-term Debt

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

As of October 31, 2000, the principal balance outstanding on the Construction Loan was $2,849,213 and the improvements and final inspection were complete. The current annual interest rate on the Construction Loan is Bank of America's Reference Rate plus 2.0%. For the quarter ended October 31, 2000, the weighted average interest rate was 11.5%.

Under the terms of the Construction Loan, the Company must, among other things; 1) maintain a minimum tangible net worth of $2,000,000; 2) not declare or pay out any dividends to its shareholders during the term of the loan; 3) not repurchase treasury stock or make cash transfers to stockholders, and 4) not exceed a ratio of 1.7 to 1 of total senior liabilities to total net worth. As of October 31, 2000, the Company was not in compliance with the minimum tangible net worth requirement of the Construction Loan and has notified the Bank of America of such noncompliance.

6. Convertible Subordinated Debentures

During the quarter ended October 31, 2000, the Company entered into two convertible debenture subscription agreements ("Subscription Agreements") with two existing stockholders, for the issuance of four 7.75% convertible subordinated debentures totaling $400,000 ("Debenture") as a private placement. The Debentures are due and payable on or before July 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit. The conversion of these Debentures into common stock may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. These Debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On March 22, 2000, the Company entered into a Subscription Agreement with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two Debentures of $500,000 ("Debenture") each within twelve months of the date of the Subscription Agreement. The Debentures are due and payable on or before March `2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit. The conversion of these Debentures into common stock may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. These Debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933. As of October 31, 2000, a total of $1,400,000 convertible subordinated debentures were outstanding.

7. Stockholders' Equity

The Company has authorized 100 million shares of no par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. As of October 31, 2000, the Company had 4,355,450 shares of common stock outstanding.

As of October 31, 2000, the Company also had outstanding 2,760,149 Class A Common Stock Purchase Warrants exercisable at $2.00 per share on or before December 31, 2001 ("Warrants"). Pursuant to the provisions contained in putative documentation governing the issuance and terms of the Warrants, the Company gave notice of cancellation of the Warrants to be effective as of September 18, 2000. Subsequently, issue was taken with the Company's authority to cancel the Warrants based on provisions set forth in another version of the governing documentation, and, without the authorization or approval of management, a notice dated October 13, 2000 advising that the Warrants were not canceled was unilaterally written and sent to shareholders by the Company's stock transfer agent. Management has not yet been able to determine which of the alternate controlling documentation is actually effective. To date no notice of an attempted exercise of Warrants has been received.

During the third quarter ended October 31, 2000, the Company's Board of Directors authorized the private offering of up to 3,000,000 shares of common stock of the Company to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, at the price of $1.00 per share. The issuance of these additional shares may reduce the proportionate ownership and voting power of current shareholders in the Company. During the quarter ended October 31, 2000, the Company received $400,000 in connection with this private placement and currently has executed subscription agreements for an additional $1,825,000. The Company anticipates that it will receive the remaining funds during the fourth quarter of fiscal year 2000.

8. Loss Per Common Share

Loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. The outstanding Warrants were not dilutive and, therefore, did not impact loss per common share during the periods presented.

9. Dividends

Under the terms of the Construction Loan, the Company may not declare or pay out any dividends to its shareholders during the term of the loan. Accordingly, the Company did not pay cash dividends on its common stock during the quarters ended October 31, 2000 and 1999.

10. Commitments and Contingencies

Ronald L. Ilsley, the former chief financial officer of the Company, filed a lawsuit against the Company and its consolidated subsidiaries in the United States District Court for the Central District of California alleging wrongful termination, breach of employment contract and quantum meruit. Damages claimed exceed $1,000,000.

The Company believes that this lawsuit is without merit and has engaged outside legal counsel to represent its position. Trial of the matter has been scheduled in the month of February 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains certain statements which may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar language, are likely to be forward-looking statements, and as such, are likely to concern matters which involve risks, uncertainties and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in the Company's report on Form 10-KSB for the fiscal year ended January 31, 2000 and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-QSB should be construed as a guarantee or assurance of future performance or future results.

Overview

The following discussion and analysis of the results of operations and financial position of the Company should be read in connection with the Company's Form 10-KSB for the year ended January 31, 2000.

The Company has continued with steps previously identified as necessary to improve the Company's financial position and future success. First, the Company has nearly completed and soon will put into operation its own expanded facility for the sorting, packaging and freezing of the production from its shrimp farm operations. The facility will enable the Company to handle harvests far more efficiently and respond more effectively to the product distribution requirements of different segments of the market. Second, the Company is proceeding aggressively with plans for expansion of its farm operations. The Company has developed site plans for the construction of 20 additional growout ponds within the farm's present Kekaha Agricultural Park location and has received a preliminary term sheet from a lending institution which would provide construction financing for the additional ponds. Third, the Company has continued to refine and develop marketing strategies and distribution arrangements for the sale of the increased production anticipated from the operation of more ponds. Finally, management has continued its efforts to establish an expanded and reliable client base for its hatchery products, primarily broodstock, but has tempered the Company's operational commitment to producing hatchery product for outside sale due to the volatile nature of this market.

The sorting of shrimp (by size), de-heading and packing for shipment to distributors or for shipment to Honolulu for freezing has been done in a small facility located in the nearby town of Hanapepe formerly used for processing and selling local fish products. Individually quick frozen ("IQF") processing of product has been done at a small, independently owned plant in Honolulu, whose limited size only allows the Company to freeze approximately 3,500 pounds of product per week, and whose schedule sometimes has prevented the Company from freezing any product over a given period. As originally configured, the Kauai facility was not large enough or well enough equipped to handle the harvest of an entire pond, and the freezing schedule imposed by the Honolulu packing plant places additional constraints on quantities of shrimp that can be harvested at any given time.

To remove the constraints of this processing bottleneck, the Company acquired the leasehold rights to the site of the existing facility in Hanapepe and is nearing completion thereon of its own expanded, completely modernized facility, which is expected to be operational by the end of the fiscal year. The expanded facility is designed to efficiently handle the sorting, preparation, freezing and packaging for shipment of regularly scheduled full-pond harvests from a farm having 100 or more ponds in production. Initially, the new facility will be equipped to handle all of the IQF freezing of product presently shipped to Honolulu for freezing by the independent contractor. However, the new facility also has accommodations for block freezing equipment which will enable the Company to prepare and freeze whole (head on) product in the manner preferred by the large and potentially lucrative markets for premium quality shrimp in Europe, and Asia and the United States, when and if farm production rises to levels high enough to penetrate these markets.

Concurrently, the Company has completed preliminary plans for expansion of the farm and will undertake such expansion as soon as construction financing is made available. The planned expansion is on parcels already leased by the Company from the State of Hawaii Department of Agriculture located within the State owned and designated agricultural park site known as the Kekaha Agricultural Park. The present plans for expansion are for 20 more production ponds, and the Company estimates that the development costs will be approximately $2.1 million.

Beyond the Company's present plans for expansion within the Kekaha Agricultural Park, there also are several thousand acres of State owned lands adjacent to and in the immediate vicinity of the farm, most of which had been devoted to the growing of sugar cane, but which essentially has been abandoned recently by the major cane growing lessee of the property. The State of Hawaii is presently conducting discussions regarding the future use and control of these lands, and the Company is actively engaged in presenting the case that its shrimp agri-business and other related industries provide the most viable replacement use for significant portions of these lands. In recognition of its potential involvement in the future use of these lands, the State of Hawaii has offered the Company a six month revocable permit to use approximately 100 acres of the land closest to the site of the Company's existing farm operations. Management is reviewing and discussing the terms and conditions of the permit with the appropriate authorities.

The long-term prospects for sales and revenue growth in the market for the Company's hatchery products remain strong. As a result of widespread problems with disease infestation in the past few years, more and more countries with major shrimp farming industries are adopting strict regulations governing the importation of broodstock that will require suppliers of broodstock to show a multi-year history of disease screenings (indicating disease free results) and to have certified Specific Pathogen Free ("SPF") facility status. The Company's hatchery facility is one of very few which is currently able to meet the requirements of such import regulations and which is SPF certified. Nevertheless, even though a resurgence of demand for hatchery product, especially broodstock, is a distinct possibility, management's approach to committing resources specifically to the production of broodstock for outside sale is and will be cautious. Due to the length of time and high costs involved in producing broodstock, the Company's basic strategy in this area will be to develop a reliable client base through sales of broodstock produced in the normal course which are in excess of the numbers needed to service the Company's farm operations and to commit further resources to the production of broodstock only as a firm client base is established.

The Company's basic marketing strategy and primary sales and distribution arrangements remain unchanged. The Company remains committed to creating and maintaining market acceptance of its shrimp as a premium product commanding a price substantially higher than prices generally applicable in the commodity market, and its distribution arrangement with the largest distributor of seafood products in Hawaii continues in large measure because of this distributor's willingness to work closely with Company management in product promotions designed to obtain premium pricing. The Company continues to explore high volume markets for frozen product in Europe and Asia, as well as the U.S. mainland, and has intensified its efforts in these areas with the new freezing and packing facility nearing operational status and in anticipation of greater production from expanded farm facilities.

At present, the Company's general marketing plan remains in place. Sales of fresh, chilled, whole shrimp are limited to the local Hawaii market, and sales of product in fresh, chilled, tail-only form are earmarked for the U.S. mainland, mostly to specialty seafood stores and outlets in several major west coast cities and to a limited number of specialty food outlets in the midwest and east coast. Frozen product, mainly frozen tails, is sold both locally and on the U.S. mainland. As and when farm production is increased and block freezing capability is installed in the Company's freezing and packing facility, more aggressive efforts will be made in the market for frozen whole shrimp.

The following discussion of results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and related Notes contained in Item 1.-Financial Statements.

Results of Operations

General.

Since inception in January 1995, the Company has sustained net losses of approximately $5.1 million. Such losses have generally been financed through a combination of internally generated funds, funds provided by loans with financial institutions and stockholders, funds provided through the conversion of Class A warrants, and funds provided through the sale of common stock and common stock units, which are comprised of common stock and Class A warrants to purchase common stock at $2.00 per share. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational. Based on current plans, revenue from such expansion could require up to twelve months to be realized.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the quarters ended October 31, 2000 and 1999, the Company incurred losses of approximately $551,000 and $310,000, respectively. In addition, the Company currently has no committed source of outside capital available to fund future losses. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Product Sales.

The Company's revenue from shrimp sales for the quarter ended October 31, 2000 was approximately $599,000 compared to approximately $521,000 for the quarter ended October 31, 1999. The increase in revenue was primarily the result of an increase in pounds harvested in the third quarter of 2000 versus the third quarter of 1999. During the quarter ended October 31, 2000, the Company sold approximately 110,000 pounds of farm shrimp compared to approximately 85,000 pounds in the quarter ended October 31,1999. In addition, the Company had revenue from the sale of hatchery products of approximately $8,500 for the third quarter of fiscal 2000 as compared to revenue of approximately $88,000 in last year's third quarter. In late 1999, the Company experienced a severe slowdown in broodstock sales primarily as a result of an oversupply in the Taiwan market where the Company previously sold virtually all of its broodstock. As a result, the Company anticipates that its broodstock sales for the near-term will be significantly less than sales made in the fourth quarter of fiscal year 1999.

The Company's revenue from shrimp sales for the nine months ended October 31, 2000 was approximately $1,746,000 compared to approximately $1,202,000 for the nine months ended October 31, 1999. The increase in revenue can be attributed to a full production cycle for farm shrimp in the first nine months of fiscal year 2000 versus a limited production cycle in the first nine months of fiscal year 1999. During the nine months ended October 31, 2000, the Company sold approximately 307,000 pounds of farm shrimp compared approximately 170,000 for the nine months ended October 31, 1999. In addition, the Company had revenue from the sale of broodstock of approximately $168,000 for the first three quarters of fiscal year 2000 as compared to revenue of approximately $280,000 in the first three quarters of last year.

Cost of Sales.

Cost of sales for the third quarter of fiscal year 2000 was approximately $692,000 compared to $434,000 in the third quarter of fiscal year 1999. This increase was principally the result of the higher farm shrimp sales in the third quarter of 2000 as well as the impact of increased indirect cost allocations to inventory primarily related to depreciation of the shrimp farm construction costs. The Company's gross profit continues to be negatively impacted due to the lack of a sorting, freezing and packaging facility and the need for an additional 20-growout ponds. When such facilities are completed it is anticipated that the Company may have sufficient economies of scale in order to be able to achieve positive gross profit levels.

Cost of sales for the first nine months of fiscal year 2000 was approximately $1,860,000 as compared to $1,254,000 in the first nine months of fiscal year 1999. This increase was principally the result of increased farm shrimp sales in the first three quarters of fiscal year 2000 as compared to the first three quarters of fiscal year 1999.

General and Administrative Expenses.

General and administrative expenses for the quarter ended October 31, 2000 were approximately $309,000 as compared to $367,000 for the quarter ended October 31, 1999. During the third quarter of fiscal year 1999, the Company implemented a comprehensive cost reduction and containment program which included, among other things, payroll reductions of up to 40% for all employees, a moratorium on all long-term contractual commitments, a freeze on all new salaried hires, a comprehensive review of all existing contracts and arrangements including insurance coverage, and a reduction of outside professional services provided to the Company. The Company intends to further scrutinize all expenditures in order to identify additional cost savings areas.

General and administrative expenses for the nine months ended October 31, 2000 were approximately $872,000 as compared to approximately $1,236,000 in the first nine months of the prior year. The dramatic reduction in general and administrative expenses for the first nine months of fiscal year 2000 as compared to the first nine months of fiscal year 1999 was primarily the result of the Company's comprehensive cost reduction and containment program implemented in the third quarter of fiscal year 1999.

Interest Expense.

During for the quarters ended October 31, 2000 and October 31, 1999, the Company recognized interest expense of approximately $161,000 and $30,000, respectively and for the nine months ended October 31, 2000 and October 31, 1999, the Company recognized interest expense of approximately $336,000 and $34,000, respectively. The significant increase in interest expense recognized for the three months and nine months ended October 31, 2000 versus the prior year's similar periods was mainly due to capitalization and deferral of interest costs on the Bank of America construction loan during the construction of the shrimp farm and hatchery in fiscal year 1999.

Liquidity and Capital Resources

Since inception in January 1995 through January 1999, the Company financed its operations and infrastructure requirements primarily through a combination of equity and debt.

During the third quarter ended October 31, 2000, the Company's Board of Directors authorized the private offering of up to 3,000,000 shares of common stock of the Company to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, at the price of $1.00 per share. The issuance of these additional shares may reduce the proportionate ownership and voting power of current shareholders in the Company. During the quarter ended October 31, 2000, the Company received $400,000 in connection with this private placement and currently has executed subscription agreements for an additional $1,825,000. The Company anticipates that it will receive the remaining funds during the fourth quarter of fiscal year 2000.

During the quarter ended October 31, 2000, the Company entered into four convertible debenture subscription agreements ("Subscription Agreements") with existing stockholders, for the issuance of 7.75% convertible subordinated debentures of $400,000 ("Debenture") as a private placement. The Debentures are due and payable on or before July 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable shares of the Company's common stock. The conversion price shall be equal to $1.00 per share. The conversion of these Debentures into common stock may dilute the interests of the current stockholders and reduce their proportionate ownership and voting power in the Company. These Debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On March 22, 2000, the Company entered into a Subscription Agreement with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two Debentures of $500,000 ("Debenture") each within twelve months of the date of the Subscription Agreement. The Debentures are due and payable on or before March 2007 with interest payable quarterly on the outstanding balance. Such debentures entitle the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit. The conversion of these Debentures into common stock may dilute the interests of the current stockholders and reduce their proportionate ownership and voting power in the Company. These Debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933. As of October 31, 2000, a total of $1,400,000 convertible subordinated debentures were outstanding.

The Company requires additional capital to expand its growout facilities and for working capital purposes. The Company currently estimates that the costs of constructing 20 additional ponds will be approximately $2.1 million. In addition, the Company currently believes its ability to generate sufficient funds internally for working capital purposes is limited by the lack of such facilities. As such, the Company will require an outside source of working capital during the period of construction and grow out of these facilities, currently estimated to take up to twelve months. During the third quarter ended October 31, 2000, the Company's Board of Directors authorized the private offering of up to 3,000,000 shares of common stock of the Company to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, at the price of $1.00 per share. The issuance of these additional shares may further dilute the interests of the current shareholders and could reduce their proportionate ownership and voting power in the Company. During the quarter ended October 31, 2000, the Company received $400,000 in connection with this private placement and currently has executed subscription agreements for an additional $1,825,000. The Company anticipates that it will receive the remaining funds during the fourth quarter of fiscal year 2000. The Company's inability to obtain such financing on acceptable terms would have a material adverse effect on the Company. See Note 2. to Consolidated Condensed Financial Statements.

Certain Factors That Might Affect Future Results

The Company's operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained herein include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

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

PART II. OTHER INFORMATION

Items 3 and 5. Not Applicable

Item 1. Legal Proceedings

Ronald L. Ilsley, the former chief financial officer of the Company, filed a lawsuit against the Company and its consolidated subsidiaries in the United States District Court for the Central District of California alleging wrongful termination, breach of employment contract and quantum meruit. Damages claimed exceed $1,000,000.

The Company believes that this lawsuit is without merit and has engaged outside legal counsel to represent its position. Trial of the matter has been scheduled in the month of February, 2001.

Item 2. Changes in Securities and Use of Proceeds

During the third quarter ended October 31, 2000, the Company's Board of Directors authorized the private offering of up to 3,000,000 shares of common stock of the Company to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, at the price of $1.00 per share. The issuance of these additional shares may reduce the proportionate ownership and voting power of current shareholders in the Company. During the quarter ended October 31, 2000, the Company received $400,000 in connection with this private placement and currently has executed subscription agreements for an additional $1,825,000. The Company anticipates that it will receive the remaining funds during the fourth quarter of fiscal year 2000.

The Company offered and sold these securities through its officers and directors and did not use an underwriter. The securities were offered and sold in reliance upon an exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 505 of Regulation D promulgated thereunder. As required by Rule 505, the offering was made in a manner intended to satisfy the general conditions of Rules 501 and 502 of Regulation D. Accordingly, the offering was limited solely to accredited investors, the offering was made without use of any form of general solicitation or general advertisement, and the Company is imposing resale restrictions on the securities being sold and requiring that a Rule 144 restrictive legend be placed on the certificates representing the shares which are sold.

Item 4. Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Shareholders on September 22, 2000. Following are descriptions of the matters voted on and the results of such meeting:

Matter Voted On	For	Number of Votes Against	Abstained
1. Election of Directors:
John Chen	3,507,145	-	150,860
Ernest K. Dias	3,507,145	-	150,860
Gordon J. Mau	3,507,145	-	150,860
Anthony Rutledge	3,657,145	-	860
Shinichiro Watari	3,657,145	-	860
2. Approval of the Company's Stock Compensation Program	3,643,445	14,100	460
3. Ratification of Appointment of Independent Certified Public Accountants	3,658,005	-	-

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

27.1 Financial Data Schedule-Filed herewith.

Controlled Environment Aquaculture Technology, Inc.

Signature

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

Date: December 19, 2000