Form 10KSB
period 2001-01-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 2001-05-16
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2001.

or

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

Controlled Environment Aquaculture Technology, Inc.

(Name of small business in its charter)

Colorado	0-25868	84-1293167
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1000 Bishop Street, Suite 303 Honolulu, HI	96813
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (808) 836-3707

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The aggregate market value of common stock held by non-affiliates of the registrant as of March 30, 2001 was $2,326,395. As of March 30, 2001, there were 6,089,272 shares of the registrant's common stock outstanding. The registrant's revenue for the most recent fiscal year was $2,240,880.

Transitional small business disclosure format Yes __ No X

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

General

Controlled Environment Aquaculture Technology, Inc. ("Ceatech" or "the Company") was incorporated under the laws of the State of Colorado on January 19, 1995. In August 1997, Ceatech's common stock began trading "over-the-counter" under the symbol CEAT on the NASD Bulletin Board.

Ceatech was a development stage company from its inception in January 1995 to February 1999, during which time the Company engaged primarily in capital formation and in locating, acquiring, planning, constructing and equipping its present aquaculture shrimp hatchery and farm growout facilities. Sales of the Company's hatchery products began in 1998 and sales of shrimp for consumption began in February 1999 after the first of the Company's initial twenty growout ponds were completed. During the past year, the Company continued to operate and sell farm product from twenty growout ponds, as well as high health broodstock and post larvae "seed" animals from its hatchery facilities. The Company also acquired, developed and put into limited service its own processing facility on the Island of Kauai in which the Company will soon be able to accomplish all sorting, freezing and packaging of its farm raised shrimp. In addition, the Company moved aggressively to obtain additional capital to finance a substantial expansion of its growout facilities and additions to its hatchery.

During the year ended January 31, 2001, the Company received $2.4 million from the issuance of convertible debentures and notes, and a private placement of common stock. Subsequent to year-end, the Company received approximately $1.3 million from the private placement of common stock and received commitments for up to an additional $3.9 million in convertible debenture loans. The Company expects to use the proceeds from the debenture issue for capital improvements including construction of twenty one-acre growout ponds and two half-acre nursery ponds, to construct additional facilities and purchase additional equipment for the Company's hatchery and processing facility, and for working capital.

Operations

The Company concentrates on two aspects of the overall shrimp aquaculture business: (i) development of a large, modern shrimp farm operation for the production, preparation, packaging and distribution of premium quality Pacific white shrimp; and (ii) the breeding, rearing and sale of high health hatchery products, primarily broodstock, to commercial shrimp operations throughout the world. In its aquaculture farm operations located on the island of Kauai in Hawaii, the Company utilizes highly advanced technologies for intensive, sustainable shrimp aquaculture farming which were developed as part of a U.S. Marine Shrimp Farming Program sponsored by the U.S. Department of Agriculture. These technologies evolved from over fifteen years of research and practical experimentation conducted within the aforementioned USDA program by, among others, several of the Company's key technical, managerial and operations personnel.

Strict quality controls over the entire shrimp production process from breeding to distribution for sale are an integral part of the Company's technologically advanced aquaculture methods. All of the farm stock is sourced from the Company's own state of the art breeding and hatchery facilities at which selectively bred broodstock and seed stock are produced and reared under tightly controlled conditions designed and maintained to prevent the introduction of disease and to insure animal high health. The farm growout facilities are fully lined, circular ponds designed with and linked to water supply and drainage facilities that enable continuous water exchange and waste removal during growing cycles. Half-acre ponds are used as nursery units for the rearing of post larvae seed stock to juvenile stage animals, and one-acre production ponds are used for growing the juvenile shrimp to market size. The one-acre production ponds are also designed to enable rapid and complete onetime harvesting of a pond that minimizes product damage and deterioration that may result from extensive and prolonged handling by traditional harvest methods. The farm shrimp are fed exclusively with a commercial feed specifically developed and formulated to provide good nutrition and promote rapid growth. Finally, the entire growout system includes extensive drainage canals and large settling basins designed to minimize the environmental impact of waste discharge from the farm.

During the past year, freshly harvested farm shrimp were initially sorted and prepared for distribution and marketing by the Company's employees at a leased facility located in the nearby town of Hanapepe. Product not distributed locally on Kauai was shipped to Honolulu on the island of Oahu for freezing and packing of frozen product by an unaffiliated company and for further distribution of both frozen and fresh product by wholesale seafood distributors. However, the Company has now acquired the leasehold interest in the existing Hanapepe site and several adjacent lots and has recently constructed and equipped a new 5,000 square foot facility that will enable the Company to perform all of the necessary sorting, preparation, freezing and packaging functions more rapidly and efficiently.

Marketing

The Company itself distributes a small amount of its farm product to local markets on Kauai. The vast majority of farm product is marketed throughout the State of Hawaii and the U.S. mainland under arrangements with two large wholesale seafood distributors based in Honolulu, Hawaii and Los Angeles, California, respectively. The basic marketing strategy has not changed. Sales of fresh, chilled, whole shrimp are limited to the local Hawaiian market, and sales of product in fresh, chilled, tail only form are earmarked for the U.S. mainland, mostly to specialty seafood stores and outlets in several major west coast cities, and to a limited number of specialty food outlets in the Midwest and east coast. Frozen product, mainly frozen tails, is sold both locally and on the U.S. mainland. When farm production is increased and block freezing capability is installed in the Company's freezing and packing facility, more aggressive efforts will be made to market frozen whole shrimp. The Company and its primary distributors market the Company's farm product under the name Kauai ShrimpTM.

The Company remains committed to creating and maintaining market differentiation and acceptance of its shrimp as a premium product commanding a price substantially higher than prices generally prevailing in the general commodity market. The Company works closely with its distributors who are likewise committed to product promotions designed to obtain premium pricing. The Company is also exploring high volume markets for frozen product in Europe and Asia, as well as the U.S. mainland, and has intensified its efforts in these areas because of the completion of the new freezing and packing facility and ongoing expansion of the farm facility.

Because the market for shrimp hatchery products is highly specialized and largely dependent upon the reliability and scientific/technical repute of the supplier, all marketing, sale and distribution of its high health hatchery products is handled by the Company's senior personnel. The long term prospects for sales and revenue growth in the market for hatchery products appears strong, and the Company's hatchery facility is one of only a few worldwide that has achieved certified Specific Pathogen Free (SPF) facility status and is currently able to meet even the most stringent of the increasingly strict import regulations being adopted by countries with major shrimp farming industries throughout the world.

Nonetheless, due to the highly competitive and volatile nature of the market for hatchery products, especially broodstock, coupled with the lengthy time involved in the production of broodstock, the Company's approach to broodstock sales is to first develop a strong base of well-established, reliable customers who are willing to enter into long term supply arrangements before committing significant resources to the production of broodstock for outside sales. These efforts have intensified during the past year, and the results of such efforts have been encouraging enough for the Company to build two additional one-third acre ponds for broodstock rearing in anticipation of increased sales in the future.

Competition

The Company experiences competition for sale of its farm shrimp from the full range of capture and aquaculture suppliers of shrimp worldwide. Despite the fact that global demand for shrimp generally exceeds supply, the general commodity price structure for shrimp is affected significantly by short-term changes in world supply and can be affected by pricing tactics implemented by some of the world's largest producers. The Company's principal market strategy is to isolate itself from the effects of general commodity price fluctuations by identifying and establishing a market for its shrimp as a high health, premium product grown exclusively and uniquely in Hawaii. Nevertheless, sharp downfalls in global commodity prices still have a significant effect on the Company's marketing efforts, especially in the smaller sizes of shrimp where "premium product" differentiation is more difficult.

In regard to the sale of hatchery products, there are several commercial operations of varying size in the State of Hawaii that sell high health and/or SPF (Specific Pathogen Free) broodstock. The Company is one of the largest in Hawaii and one of very few purely commercial operations in the world that markets SPF shrimp hatchery products globally. The Company has certain marketing advantages in hatchery sales primarily because of the extensive length of time that its SPF genetic lines have been maintained and bred, the reputation of the technical staff, capability for expanded broodstock production, and the high degree of isolation of the Company's facilities from major shrimp farming areas with histories of disease problems.

Employees

As of January 31, 2001, the Company had approximately 51 employees, of which 35 were full time. Currently, none of the Company's employees are represented by a collective bargaining unit.

ITEM 2. PROPERTIES

The Company leases 1,200 square feet of office space at the Airport Industrial Park area in Honolulu, Hawaii and also occupies office space at 1000 Bishop Street, Suite 303 in downtown Honolulu. In addition, the Company leases 900 square feet of office space in Waimea on the Island of Kauai.

The Company's farm operation is located on approximately 142 acres of leased land at the Kekaha Agricultural Park on the island of Kauai. The leases with the State of Hawaii have a forty-five year term that expires on December 31, 2043. In addition, the Company has been issued a Revocable Permit for 246 acres of land adjacent to its present farm location on which further expansion of its farming operation is anticipated.

The Company has acquired the thirty-five year lease at the site of its former processing facility in Hanapepe, Kauai, together with a lease of several adjacent parcels of land, on which the Company has completed construction of a new 5,000 square foot processing facility.

ITEM 3. LEGAL PROCEEDINGS

As of January 31, 2001, there was no litigation pending in which Ceatech or any of its subsidiaries is a party, or in which, to the best of management's knowledge, Ceatech or any of its subsidiaries may be joined as a party.

On January 31, 2001, the Company entered into a Settlement Agreement and Mutual Release with Ronald L. Ilsley, a former employee of the Company, in order to dispose of a Civil Action filed by Mr. Ilsley against the Company and its subsidiaries in the United States District Court for the Central District of California alleging wrongful termination, breach of employment contract and quantum meriut. The case was dismissed with prejudice on February 20, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters submitted to a vote of security holders during the fourth quarter ended January 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock and Dividend Policy

The Company's common stock is traded on the Over the Counter, NASD Bulletin Board under the symbol "CEAT." The following table sets forth the high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

	High	Low
Fiscal Year 1999
First Quarter	3.38	2.50
Second Quarter	3.38	1.50
Third Quarter	1.75	0.69
Fourth Quarter	1.09	0.81

Fiscal Year 2000
First Quarter	1.75	1.00
Second Quarter	1.63	0.88
Third Quarter	1.06	0.75
Fourth Quarter	1.03	0.41

The closing sale price of the Company's common stock as reported on the Over the Counter Bulletin Board on March 30, 2001 was $1.19 per share. The prices shown above are bid prices, which represent prices between broker/dealers and do not include retail mark-ups and markdowns or any commission to the dealer. The prices may not reflect actual transactions. At March 30, 2001, there were approximately 367 stockholders of record of the Company's common stock.

There have been no cash dividends declared or paid on the shares of common stock and management does not anticipate payment of dividends in the near future. In addition, the Company's Bank of America Loan presently restricts payment of cash dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes", "intends", "estimates", "anticipates", "expects", "plans", or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-KSB should be construed as a guarantee or assurance of future performance or future results.

Overview

The fiscal year ended January 31, 2001 was the first full year in which the Company's farm operated with all twenty of its initial growout ponds in full production for the entire year. The results of farm operations were as expected from a revenue standpoint, as production from just twenty growout ponds continued to prove insufficient to generate enough revenue to cover the Company's recurring operational and administrative expenses. Thus, the Company's full year results reinforced the need to expand operations in order to be commercially successful.

During the year 2000, production efficiency continued to be hampered by the lack of adequate facilities for processing, sorting, freezing and packaging freshly harvested shrimp. To eliminate this processing bottleneck, the Company acquired the leasehold rights to the existing facility in Hanapepe, Kauai and completed construction of a new $1.0 million expanded processing facility. When fully equipped, the expanded facility will efficiently handle the sorting, preparation, freezing and packaging of regularly scheduled full pond harvests from a farm having up to 100 ponds in full production. Initially, the new facility has been equipped to accomplish all of the freezing of product by the IQF ("individually quick frozen") method, which was previously accomplished by shipping product to Honolulu for freezing by an independent contractor. However, the facility is also designed and sized to accommodate block-freezing equipment, which will eventually enable the Company to prepare and freeze whole (head on) product in the manner preferred by the large and potentially lucrative markets for premium quality shrimp in Europe and Asia.

The Company had hoped to have the new processing facility operational during the fourth quarter of 2000. However, building permit delays and delays encountered in installing and enabling the IQF freezer prevented the Company from having use of the facility until after the fiscal year end. Presently, the Company is testing the facility to ensure the highest quality standards and protocols. The new facility is also equipped with a mechanical sorter which allows the Company to sort freshly harvested shrimp more efficiently and with more accuracy. Moreover, the new facility will completely eliminate the need to ship product to Honolulu for freezing and thereby eliminate all constraints on full pond harvests which existed due to the limited capacity and limited use of the independent contractor's facilities.

During the fourth quarter, revenue from the farm was also hampered by lower than expected growth rates and pond yields which caused the Company to harvest shrimp in smaller sizes for which premium pricing could not be obtained. Consequently, production from farm operations in the fourth quarter fell below previous numbers, especially those achieved in the third quarter. The Company implemented measures to remedy the suspected causes of the lower growth rates, and in the early months of the new year, growth rates in virtually all of the production ponds has risen dramatically, even above the growth rates experienced during the previous year.

Although not to the extent of the previous year, losses from the Company's farm operations were offset somewhat by sales of hatchery products, primarily sales of broodstock in the latter part of the fiscal year. This late resurgence in broodstock sales was encouraging and reinforced management's belief that long term prospects for sales growth in the market for hatchery products are good. In keeping with its more carefully measured approach to the marketing of broodstock, the Company made a concerted effort to seek out and encourage substantial and reputable growers in various regions of the world to conduct field tests of the Company's broodstock on the premise that successful field testing would provide a secure basis for obtaining increased purchase commitments from such growers. Early indications from these fields tests and other marketing efforts have been encouraging enough to warrant the Company's expanding its facilities for broodstock rearing beyond the anticipated needs of its farm operations.

The Company's expansion plans to add twenty one-acre growout ponds and two half-acre nursery ponds at the farm's present Kekaha Agriculture Park location and to build two additional one-third acre broodstock ponds were delayed by difficulties in raising sufficient capital to fund the expansion. The inability to obtain institutional construction financing threatened the entire expansion plan, as operating losses continued to mount and the delay in commencing with the expansion put into question whether the targeted amount of capital to be raised would be sufficient to fund the expansion and allow the Company to sustain itself until the projected benefits of the expansion could be reaped.

It was not until the end of the fourth quarter and the beginning of fiscal year 2001 that the Company was successful in negotiating and securing firm commitments from a number of its major shareholders to provide funds for construction and sufficient operating capital to sustain the Company during the expansion period. These commitments are in the form of subscription agreements for a total of $3.9 million in subordinated convertible debentures, and all of the funds have been deposited in an escrow to be made available to the Company as needed.

In connection with and as a part of the plans for expansion of the farm, the Company has planned and entered into agreements to build electrical power generation facilities on the Kekaha Agriculture Park site, which will eventually allow the Company to independently meet its electrical power needs for the forty ponds and ancillary facilities and at significantly lower cost than is now available by purchase from the local electrical utility company. Initially, the generation equipment will be installed, owned and operated by an independent contractor from whom the Company will purchase electrical power; however, the Company's agreement provides a schedule for future purchase of all of the electrical power generation facilities by the Company, when management deems it feasible and economically advantageous.

Beyond the current expansion within the Kekaha Agriculture Park, the Company has continued its efforts to obtain the rights to suitable portions of several thousand acres of State owned land adjacent to and in the immediate vicinity of the farm, which land was recently abandoned by the former sugar cane growing lessee of the property. The Company has acquired a short-term revocable permit for the use of 246 acres of this land, which is located directly across the street from the present farm site and is the best available land for efficient expansion of the farm beyond the Kekaha Agriculture Park. If and when the Company actually commits to a long-term use of this property for its farm operations, it is contemplated that the revocable permit will be converted into a long-term lease. In addition the Company has taken an active role in extensive discussions and planning meetings concerning the best transitional and long term uses of the vacated lands and the best means of maintaining and reconfiguring the infrastructure and vital utility services necessary to support such uses in the near and long term. Through this active participation in the planning process regarding these lands, management is reasonably confident that the Company eventually will be able to secure enough land to accommodate all expansion in the foreseeable future.

Results of Operations

General

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $5.8 million. Such losses have been financed through a combination of internally generated funds, funds provided by stockholders and investors, and funds provided by loans from financial institutions. Based on current shrimp production levels and near term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational. Based on current plans such expansion could require up to twelve months to complete.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the fiscal years ended January 31, 2001 and 2000, the Company incurred losses of approximately $2.0 million and $1.6 million, respectively. In addition, the Company currently has no commitment for outside capital to fund farm expansions beyond forty production ponds. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing loan agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. The Company is actively pursuing plans for additional financing through, among others, an equity offering, additional debt financing, or some combination thereof. See Liquidity and Capital Resources below for further discussion.

Year End

For purposes of the following discussion, the Company's 2000 fiscal year ended on January 31, 2001 and the 1999 fiscal year ended on January 31, 2000.

Product Sales

The Company's revenue from shrimp sales for the 2000 fiscal year was approximately $2.2 million compared to approximately $2.1 million for the 1999 fiscal year. During the 2000 fiscal year, the Company sold approximately 383,000 pounds of farm shrimp as compared to 293,000 pounds of farm shrimp in the prior year resulting in a $500,000 increase in sales. However, the Company's revenue from the sale of hatchery products was only $254,000 for fiscal year 2000 as compared to $546,000 for fiscal 1999. The number of broodstock sold in fiscal year 1999 was more the number sold in fiscal 2000 because of greater demand in 1999.

Cost of Sales

Cost of sales for the 2000 fiscal year was approximately $2.7 million compared to $2.2 million in fiscal year 1999. During the year 2000, the Company continued to generate losses at the gross margin level for two reasons. First, revenue from twenty production ponds is insufficient to cover all costs associated with the production of the shrimp. Secondly, all costs associated with production include allocated indirect costs such as deprecation expense and overhead. The Company's expansion to forty production ponds is currently estimated to cover these costs.

General and Administrative Expenses

General and administrative expenses for fiscal year 2000 were $1.2 million compared to $1.3 million for fiscal year 1999. General and administrative expenses for fiscal 2000 include approximately $300,000 related to the conduct and settlement of litigation with a former employee. Overall, general and administrative expenses for year 2000 were down from the prior year due to a comprehensive cost reduction and containment program implemented at the beginning of the year.

Interest Expense

During for the fiscal years ended January 31, 2001 and January 31, 2000, the Company incurred total interest costs of approximately $462,000 and $292,000, respectively. In fiscal year 1999, $124,881 was capitalized to the Company's self-constructed real property improvements, and $167,000 was recognized as interest expense. The increase in interest incurred resulted from a full year of interest costs related to the Bank of America loan versus the prior year.

Liquidity and Capital Resources

Since inception in January 1995 through January 1999, the Company financed its operations and infrastructure requirements primarily through a combination of equity and debt. The Company requires additional capital to expand its growout facilities and for working capital purposes. The cost of constructing twenty additional ponds is estimated to be approximately $2.3 million. In addition, the Company currently believes its ability to generate sufficient funds internally for working capital purposes is limited by the lack of such facilities.

In April 2001, the Company received commitments from existing shareholders for up to $3.9 million in additional capital. The commitments are in the form of subscription agreements to purchase Dual Rate Convertible Debentures. The subscribers have deposited the funds in an escrow account. The Company may draw on the funds at such times and in such amounts as it may determine at any time until March 1, 2002.

As the Company takes down the funds deposited in escrow, it will issue a debenture for each draw in the principal amount of the draw to the subscriber whose funds have been drawn. The debentures will bear interest at the rate of 11.5% per annum from the date of issuance through March 1, 2002. Thereafter, the annual interest rate on the outstanding debentures will be reduced to 3%. All interest earned from the date of issuance of a debenture through March 1, 2002 will be deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2002 will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock.

The debentures are issuable in various denominations ranging from $25,000 or multiples thereof to $100,000 or multiples thereof. The holders of the debentures have the right to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2002 into shares of the Company's common stock. Any portion of the escrow funds not drawn by the Company on or before March 1, 2002 will be returned to the subscribers. The conversion of these debentures into common stock may dilute the interests of the current stockholders and reduce their proportionate ownership and voting power in the Company. These debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933. As of January 31, 2001, none of these convertible subordinated debentures were outstanding.

The Company expects to use the proceeds from sale of the debentures for capital improvements including construction of twenty one-acre growout ponds and two half-acre nursery ponds, to construct additional facilities and purchase additional equipment for the Company's hatchery and processing facility, and for working capital. In April 2001, the Company made its first draws from escrow of $650,000 and issued debentures in that principal amount.

In August 2000, the Company made a private offering of up to 3,000,000 shares of common stock of the Company to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, at the price of $1.00 per share. The issuance of these additional shares may reduce the proportionate ownership and voting power of current shareholders in the Company. During fiscal year 2000, the Company received proceeds of $875,000 in connection with this private offering, and subsequent to the year ended January 31, 2001, an additional $1,325,000.

During the quarter ended July 31, 2000, the Company entered into two subscription agreements with existing stockholders, for the issuance of 7.75% convertible subordinated debentures of $400,000. The debentures were due and payable on or before July 2007 with interest payable quarterly on the outstanding balance. The debenture holders were entitled to convert the principal indebtedness of the debenture and all accrued but unpaid interest thereon, into fully paid and nonassessable shares of the Company's common stock. The conversion price was $1.00 per share. In December 2000, the Company issued 416,041 shares of common stock upon conversion of $400,000 in principal and $16,041 of accrued interest represented by these debentures.

In December 2000, the Company issued 442,781 shares of common stock to the holders of the outstanding notes payable of $400,000 from shareholders or entities controlled by shareholders, as evidenced by: (i) promissory note originally made on May 8, 2000 for $75,000 with interest at 8.00% per annum due on November 8, 2000 in favor of an entity controlled by three shareholders; (ii) promissory note originally made on March 1, 2000 for $50,000 with interest at 9.75% per annum due on August 2, 2000 in favor of a shareholder; (iii) promissory note originally made on November 2, 1999 for $225,000 with interest at 10.00% per annum due on August 2, 2000 in favor of an entity represented and controlled by a shareholder; and (iv) promissory note originally made on March 1, 1999 for $50,000 with interest at 10.00% per annum due on August 2, 2000 in favor of an entity represented and controlled by a shareholder. The Board of Directors authorized the Company to allow each of the holders of the aforementioned notes payable to convert to common stock, at the option such holder, all of the outstanding notes payables plus accrued but unpaid interest, on the same terms and at the same price offered to accredited investors under a private placement of the Company's common stock. The face value of the notes converted was $400,000, plus $42,781 of accrued interest.

On March 22, 2000, the Company entered into a subscription agreement with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two debentures of $500,000. The debentures are due and payable on or before March 2007 with interest payable quarterly on the outstanding balance. Each of these debentures entitles the holder to convert the principal amount of the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price is $1.00 per unit. The conversion of these debentures into common stock may dilute the interests of the current stockholders and reduce their proportionate ownership and voting power in the Company. These debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933. As of January 31, 2001, a total of $1,000,000 convertible subordinated debentures were outstanding.

Certain Factors That Might Affect Future Results

The Company's operating results and financial condition have varied in the past and may vary significantly in the future due to changes or variations in a number of factors beyond the Company's ability to control or anticipate. Hence, the descriptions and accounts of the Company and its business as set forth herein include forward looking statements that involve matters of considerable risk and uncertainty. The following factors, among others, could cause actual results to differ materially from those contained in the forward looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

The uncertainty of being able to acquire land to accommodate additional expansion of the Company's farm operations poses risks for the business, which will vary according to the Company's need for and scope of expansion. The existing twenty-production pond operation and ongoing expansion to forty production ponds is located entirely within the State owned Kekaha Agricultural Park. The Company leases this land from the State of Hawaii Department of Agriculture for a term of forty-five years. For future expansion, the best available land is the abundant acreage adjacent to the Agricultural Park previously devoted to sugar cane but now abandoned and largely unused. Leasehold, infrastructure and utility costs and the requirements for obtaining land use approval and permits will be significant factors in determining the ultimate feasibility of expanding into these lands. The risk of competition for acquisition of these lands is mitigated by the lack of other economically viable long-term uses, but inability to obtain portions of these lands could have a material adverse effect on the Company's financial condition.

The geology, location and climate of Hawaii present certain risks of natural disasters such as hurricanes, volcanic eruptions, flooding, and tsunamis. For example, in 1992 Hurricane Iniki caused substantial damage on the island of Kauai. Though the Company was not operating during Hurricane Iniki, prototype ponds that were in existence at the time sustained little damage during the storm. The majority of the Company's infrastructure consists of low profile basins that present little vertical relief, and could be expected to survive exposure to hurricane winds, although no assurance can be made that such infrastructure would survive. The Company's hatchery building is designed to survive winds of up to 140 mph and provisions have been made to direct storm waters from adjacent lands into existing drainage ditches. Nevertheless, if natural disasters such as hurricanes or severe storms occur on Kauai, the Company's operations and financial condition may be adversely affected.

The business of the Company is subject to substantial local, state and federal regulations, including, but not limited to, occupational health and safety standards, food product health and safety regulations, archaeological preservation laws, and environmental regulations. The Company believes that it has acquired all necessary permits and licenses for its animals, seawater wells, pumps, ponds, and buildings constructed to date. However, there is no assurance that the Company will be able to obtain any additional permits or licenses that may be required in the future. Although the Company is not aware of any environmental compliance issues, there is no assurance that such issues will not arise in the future and have a material adverse effect on the Company's operations.

The Company's farm operations are located on sites formerly used in agriculture operations, which involved the extensive use of pesticides and other agriculture chemicals. Waterproof lining of the Company's ponds and the use of seawater taken from below the freshwater groundwater sources where residual agriculture chemicals may temporarily reside is believed to prevent any reasonable likelihood of product contamination by such chemicals. Tests have confirmed the absence such pesticides in the incoming water. In October 1999, the Hawaii State Department of Health granted the Company a permit for discharge of farm effluent to the ocean. This Permit is valid through April 2004 and allows a discharge volume to support a farming operation consisting of 100 ponds. The recently completed processing/freezing facility in Hanapepe, Kauai required approval of a facility design permit from the Department of Health. Although management is not currently aware of any environmental or health regulation compliance issues that will materially affect the Company's operations in an adverse way, there is no assurance that such compliance issues will not arise in the future.

The Company's senior personnel include persons widely acknowledged as authorities in the field of shrimp aquaculture and high health shrimp breeding and production systems and the most experienced and knowledgeable authority on all aspects of the agricultural lands of Kekaha, Kauai where the Company's principal operations are located. Although the Company performs cross training among its technical staff and maintains various operational protocol documents, the specialized nature of the Company's marine biotechnical operations suggests that loss of key personnel could have a material adverse affect on the Company.

Shrimp diseases have had a serious economic impact on shrimp aquaculture operations worldwide, and the occurrence of an infection at the Company's operations would have a material adverse affect on its operations. The establishment of import bans on live shrimp by foreign countries to which the Company markets its shrimp hatchery products, or changes to air shipment regulations could negatively affect its ability to sell into these markets. Commercially available feeds of appropriate nutritional composition and acceptable price need to be shipped from off island suppliers to the farm. The unavailability of feed, large price increases, or interruptions in transport service would negatively affect the Company's operations.

All of the potential vectors of shrimp pathogens are not completely known. Contamination from infected broodstock and/or adjacent shrimp farms are understood to be the principal causes of infection. The Company has aggressively applied a disease prophylaxis strategy to prevent infection at its farm. When beginning operations, the Company first established its hatchery operation with state of the art animals known to be free of diseases associated with shrimp aquaculture, and committed to use exclusively its high health seed in all its farming operations. The location selected is an arid, isolated portion of Kauai, an island where no other shrimp farms exist, and seawater is drawn from deep seawater wells rather than directly from the ocean to preclude the incidental introduction of pathogens. The Company established rigorous quarantine and biosecurity procedures, a continuous pathological surveillance program, and health management protocols, and controls the transfer of materials, animals, vehicles and pedestrian traffic on its hatchery. To date, these and other disease prophylaxis strategies have been successful. Although such measures are considered the most effective means to ensure animal health, there is no absolute assurance against an incidence in the future.

Because the importation of infected broodstock is a key source of infection, several countries where shrimp farming is practiced have increased restrictions, adopted special animal quality assurance requirements, and in some cases temporarily banned importation of live animals. Management believes that, in general, such actions work in favor of the Company's marketing of its high health hatchery products because the Company's products have consistently passed tests based on the most rigorous standards of health quality. However, a substantial proliferation in the number shrimp farming countries instituting overall bans on the importation of live animals or changes in the regulations governing air shipment of live animals could negatively affect the foreign sale of the Company's products.

The capability to import appropriate feeds at acceptable prices is a risk that the Company has attempted to address through the establishment of relations with multiple feed vendors. Nonetheless, the cessation of business of any one of the specialized feed suppliers used by the Company, or substantial, industry wide changes in the economics of the feed industry, or the occurrence of labor strikes, which interrupt the shipping of feed, could negatively impact the Company's operations.

The Company's basic marketing strategy for its consumable product is to obtain a premium price by differentiating its shrimp from commodity grade product in terms of its superior taste, texture, cleanliness and freedom from chemical additives. In spite of this effort, if the world shrimp market is flooded with low priced commodity grade product, it is likely that the demand for the Company's product and the amount of premium the Company's product can command will fall temporarily. This is especially so for smaller sizes of shrimp, which are difficult to market as "premium shrimp." The Company's larger shrimp are less susceptible to price elasticity. Management believes that the Company can further expand the base of customers willing to pay a higher price for the its shrimp by improving the Company's ability to supply increased quantities of uniformly sized product on a regular basis. Expansion of the farm and development of the Company's own facility for processing, freezing were undertaken for these purposes; but until these expanded and improved facilities prove capable of meeting the demands of large scale end users consistently, the Company will remain subject to the uncertainties of global commodity price fluctuations which adversely affect the Company.

ITEM 7. FINANCIAL STATEMENTS

The Company's Financial Statements, together with the independent audit's report, appear at pages 16 through 29 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of all directors and executive officers serving the Company as of January 31, 2001 were as follows:

John Chen	42	President, Plum Creek Villages
Ernest K. Dias	62	President, Chief Operating Officer and Director
Edward T. Foley	49	Executive Vice President, Chief Financial
Gordon J. Mau	54	Chairman, Board of Directors
Anthony Rutledge	54	President, Unity House, Inc.
Shinichiro Watari	53	Chairman, Hibiscus Investments, Inc.

Mr. Chen has been a member of the Board of Directors since 1998. Mr. Chen serves as President and Owner of Plum Creek Golf & Country Club and Plum Creek Villages, a 500 acre residential community surrounding the golf course in Castle Rock, Colorado, where he is also a member of various local economic development organizations. Mr. Chen also serves as President and Owner of Carlton Oaks Golf & Country Club located in Santee, California.

Mr. Dias has been President, Chief Operating Officer and a Director of the Company since 1997. From 1988 to 1997, he was Manager of Facilities Development and Construction for The Oceanic Institute in Honolulu, Hawaii. Mr. Dias holds a Bachelor of Science degree in Engineering from San Jose State University.

Mr. Foley has been Executive Vice President, Chief Financial Officer since March 2000. Mr. Foley has extensive senior-level financial, accounting and administrative experience. After serving with accounting firms Coopers & Lybrand and KPMG, he held executive positions with Dole Food Company, Castle & Cooke, Inc., and C. Brewer Homes, Inc. Mr. Foley holds a Bachelor of Science degree in Accountancy from the University of Illinois and is a CPA.

Mr. Mau has been Chairman of the Board of Directors since October 1999 and a member of the Board since 1998. Mr. Mau is a practicing attorney in Hawaii specializing in real estate and serves as an officer and/or director of various organizations including Hawaii National Bank, Overseas Investors, Inc., Henry H. Wong Foundation and the Waialae Country Club, among others. Mr. Mau is a graduate of Lafayette College (B.A. Economics) and New York Law School (J.D.).

Mr. Rutledge is President and Chief Executive Officer of Unity House, Inc., and a major shareholder in the Company. Mr. Rutledge is over 30 years experience in labor union management, real estate investments and trust fund administration. He served as the Financial Secretary-Treasurer of the Hotel Employees and Restaurant Employees Union in Hawaii from 1986 to 2000, and served as a member of the Board of various Hawaii-based organizations.

Mr. Watari is Chairman of Hibiscus Investments, Inc. and a major shareholder in the Company. Mr. Watari is also President and Chief Executive Officer of Cornes and Co., Ltd. (Japan and Hong Kong), Chairman of Quicksilver Connections Ltd. (Australia) and Chairman of Pacific World Holdings Ltd. (Hong Kong). Mr. Watari holds both a Bachelor of Arts and Master of Architecture degrees from Washington University in St. Louis, Missouri. He also attended the Program for Management Development at Harvard Business School.

The term of office of each of the directors named above will continue until the next Annual Meeting of Shareholders or until a successor has been elected and qualified.

Each of the directors, officers or beneficial owners of more than 10% of the Company's securities named herein are required to comply with the reporting requirements set forth in Section 16(a) of the Securities Exchange Act of 1934. The Company has not received any reports required to be filed under Section 16 during or with respect to the year ended January 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

During the fiscal year ended January 31, 2001, no named executive officer received compensation in excess of $100,000 for services rendered to the Company and no officer or director held any stock options, or received any other form of noncash compensation.

The Company had no employment contracts with any of its officers or directors during the fiscal year ended January 31, 2001. In addition, the Company's directors do not receive any cash compensation for service on the Board of Directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 30, 2001, with respect to the beneficial ownership of the Company's common stock by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director; (iii) named executive officers; and (iv) all current executive officers and directors as a group.

Name and Address	Amount and Nature	Percent
of Beneficial Owner	Beneficial Ownership	of Class (a)

John Chen (1)	1,150,390	18.89%
2137 Kahala Circle
Castle Rock, CO 80104

Gordon J. Mau (1)	631,238	10.37%
1000 Bishop St.
Honolulu, HI 96813

Unity House Inc.	600,000	9.85%
444 Hobrun Lane
Honolulu, HI 96815

Anthony Rutledge (1)	-	--
444 Hobrun Lane
Honolulu, HI 96815

Ruth E. Garcia	405,500	6.66%
16105 Woodvale Road
Encino, CA 91436

Ronald W. K. Yee	395,749	6.50%
1000 Bishop St.
Honolulu, HI 96813

Ernest K. Dias (1)	300,000	4.93%
880 Hahaione St.
Honolulu, HI 96825
Shinichiro Watari (1) (2)	1,280,000	21.02%
9010 Miramar Road
San Diego, CA 92126

Edward T. Foley (1)	-	-
1000 Bishop St.
Honolulu, HI 96813

Directors and
named executive officers
as a group ( 6 persons)	3,361,628	55.21%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 500,000 shares registered in the name of Myriad Company Limited and 500,000 shares registered in the name of Kingbury Company Limited, ownership of which may be attributed to Mr. Watari.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended January 31, 2000.

b. Exhibits.

Exhibit No. Document Description

3.1 Articles of Incorporation (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

3.2 Bylaws of the Registrant. (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

4.1 Warrant Agent Agreement (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

4.2 Specimen Class A Warrant Certificate (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

10.1 Convertible Debenture Subscription Agreement, dated March 22, 2000, between the Registrant and Hibiscus Investments, Inc. (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 17, 2000)

10.2 Negative Pledge Agreement, dated March 29, 2000, between the Registrant and Hibiscus Investments, Inc. (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 17, 2000)

21 List of Subsidiaries (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Controlled Environment Aquaculture Technology, Inc.

(Registrant)

Date: May 16, 2001 By: /s/ ERNEST K. DIAS

Ernest K. Dias

President

Chief Operating Officer

Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature Title Date

By: /s/ JOHN CHEN Director May 16, 2001

John Chen

By: /s/ ERNEST K. DIAS President and Chief Operating May 16, 2001

Ernest K. Dias Officer and Director

(principal executive

officer)

By: /s/ EDWARD T. FOLEY Executive Vice President May 16, 2001

Edward T. Foley Chief Financial Officer

(principal financial

and accounting officer)

By: /s/ GORDON J. MAU Chairman of the Board May 16, 2001

Gordon J. Mau

By: /s/ ANTHONY RUTLEDGE Director May 16, 2001

Anthony Rutledge

By: /s/ SHINICHIRO WATARI Director May 16, 2001

Shinichiro Watari

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

Controlled Environment Aquaculture Technology, Inc.

We have audited the accompanying consolidated balance sheet of Controlled Environment Aquaculture Technology, Inc. and Subsidiaries as of January 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Controlled Environment Aquaculture Technology, Inc., and Subsidiaries as of January 31, 2001, and the consolidated results of their operations and their cash flows for the years ended January 31, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As discussed in Note 3 to the financial statements, for the year ended January 31, 2001, the Company incurred a net loss of $1,977,831, and at January 31, 2001, the Company had a retained deficit of $5,783,544, which raised substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sprayberry, Barnes, Marietta & Luttrell

Oxnard, California

April 20, 2001

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Balance Sheet

January 31,
2001
Assets
Current assets:
Cash	$ 73,359
Restricted cash	250,000
Accounts receivable , net	178,413
Inventory	771,291
Other current assets	61102
Total current assets	1,334,165
Property, plant and equipment - net	5569567
Total assets	$6,903,732

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 728,096
Revolving line of credit	235,000
Current portion of long-term debt	344,831
Accrued expenses and other current liabilities	169753
Total current liabilities	1477680

Long-term debt	2,502,405
Convertible debentures	1,000,000
Commitments and contingencies	--
Stockholders' equity:
Common stock at no par value: 100,000,000 shares
6,089,272 issued and outstanding	7,498,866
Additional paid-in capital	208,325
Retained deficit	-5783544
Total stockholders' equity	1,923,647
Total liabilities and stockholders' equity	$6,903,732

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

Year ended January 31,
	2001	2000

Sales	$2,240,880	$2,096,372
Cost of sales	2,668,830	2,188,265
Gross margin (loss)	(427,950)	(91,893)

General and administrative expenses	1,142,378	1,350,671
Loss from operations	(1,570,328)	(1,442,564)
Other income	30,948	15,653
Interest income	23,257	13,133
Interest expense	(461,708)	(167,000)

Net loss	$(1,977,831)	$(1,580,778)

Basic and diluted loss per common share	$ (0.42)	$ (0.37)

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Year ended January 31,
	2001	2000
Operating Activities
Net loss	$ (1,977,831)	$ (1,580,778)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation	229,946	295,760
Loss on impairment of asset	--	43,500
Stock issued for services	--	123,250
Net change in operating assets and liabilities
Accounts receivable	98,000	(224,048)
Inventory	(191,670)	80,319
Other current assets	(16,650)	59
Other assets	52,500	1,900
Accounts payable	336,908	161,545
Accrued expenses and other current liabilities	163,418	(63,280)
Net cash used in operating activities	-1305379	-1161773

Investing Activities
Capital expenditures	(1,130,588)	-569658
Net cash used in investing activities	(1,130,588)	(569,658)

Financing Activities
Proceeds from issuance of convertible debentures	1,400,000	--
Proceeds from issuance of common stock and warrants	875,000	1,000,000
Proceeds from issuance of debt	125,000	512,891
Principal payments on long-term debt	(183,901)	(9,843)
Restricted cash used for specific purpose	79,292	45,539
Borrowings from revolving line of credit	--	60,000
Proceeds from notes payable	--	275,000
Net cash provided by financing activities	2,295,391	1,883,587

Change in cash and cash equivalents	(140,576)	152,155
Cash and cash equivalents at beginning of year	213,935	61,780
Cash and cash equivalents at end of year	$ 73,359	$ 213,935

Supplemental cash flow information
Common stock issued upon conversion of notes	$ 442,781	$ --
Common stock issued upon conversion of debentures
and accrued interest	$ 416,041	$ --
Common stock issued for capital expenditures	$ --	$ 89,250
Loan to purchase equipment	$ --	$ 98,962

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Additional	Total
Common Stock	Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 31, 1999	3,905,450	$ 4,758,794	$	$ (2,224,935)	$ 2,535,934

Common stock issued in connection
with Sunkiss Shrimp Co. acquisition	100,000	212,500	--	--	212,500

Issuance of common stock units	150,000	393,750	206,250	--	600,000

Conversion of Class A warrants	200,000	400,000	--	--	400,000

Net loss	--	--	--	(1,580,778)	(1,580,778)

Balance, January 31, 2000	4,355,450		208,325	(3,805,713)	2,167,656

Issuance of common stock	875,000	875,000	--	--	875,000

Conversion of convertible debentures,
including accrued interest	416,041	416,041	--	--	416,041

Conversion of notes payable	442,781	442,781	--	--	442,781

Net loss	--	--	--	(1,977,831)	(1,977,831)

Balance, January 31, 2001	6,089,272	$	$ 208,325	$ (5,783,544)	$ 1,923,647

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

2. Summary of Significant Accounting Policies

This summary of accounting policies of the Company is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles.

a) Consolidation Policy

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

  Concentration of Credit Risk - Cash

The Company maintains its cash balances in financial institutions located in Honolulu, Hawaii. The Federal Deposit Insurance Corporation insures the balances up to $100,000. At various times throughout the year ended January 31, 2001, the Company maintained balances in excess of federally insured limits. The Company's uninsured balances totalled $223,359 at January 31, 2001.

  Major Customers

The Company had four major customers during the year ended January 31, 2001, which accounted for approximately 70% of sales, and approximately 70% of accounts receivable. During the year ended January 31, 2000, four customers accounted for approximately 60% of sales.

  Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

  Restricted Cash

Restricted cash includes a $250,000 certificate of deposit pledged as security for repayment of the outstanding revolving line of credit with Central Pacific Bank. Subsequent to year-end this certificate of deposit was utilized to pay the entire balance of the line of credit.

  Accounts Receivable

The allowance for doubtful accounts is established through a provision for bad debt charged to expense. Receivables are charged off against the allowance when management believes that the collectibility of the account is unlikely. Recoveries of amounts previously charged off are credited to revenues. Allowance of doubtful accounts for the year ended January 31, 2001 was $63,000.

  Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. Costs include proportionate costs of broodstock, plus the cost of maintenance to maturity. Inventory at January 31, 2001 was composed of the following:

Shrimp in maturation process	$ 569,769
Shrimp held for sale:
Broodstock shrimp	54,376
Farm shrimp	21,923
Feed	88,658
Shipping supplies	32,968
Other	3,597
$ 771,291

k) Interest Expense

The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. During the year ended January 31, 2000, the Company capitalized $124,881 of interest. During the years ended January 31, 2001 and 2000, the Company paid interest costs of $387,708 and $106,208, respectively.

  Income Taxes

The Company files a consolidated federal income tax return. The subsidiaries pay to or receive from the parent company the amount of federal income taxes they would have paid or received had the subsidiaries filed separate federal income tax returns. During the years ended January 31, 2001 and 2000, the Company paid no income taxes.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

  Ponds, Building, Equipment, and Depreciation

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment are provided using both the straight-line and declining-balance methods over the estimated useful lives.

Property and equipment at January 31, 2001 consisted of the following:

Asset Classification	Amounts	Estimated Useful Life
Ponds	$ 2,211,302	10-20 Years
Buildings	1,670,811	20-39 Years
Land improvements	1,431,929	15-39 Years
Agricultural equipment	750,519	7-10 Years
Office furniture and fixtures	319,013	5-7 Years
Vehicles	71,767	5 Years
	6,455,341
Less - Accumulated depreciation	-885774
	$ 5,569,567

  Loss Per Share

Loss per share calculations are in accordance with SFAS No. 128, "Earnings Per Share." "Basic" earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding common stock warrants and convertible debentures. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have an antidilutive effect for the years presented. Basic net loss per share is based on the weighted average number of common shares outstanding of 4,658,246 and 4,254,628 at January 31, 2001 and 2000, respectively.

  Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended January 31, 2001 and 2000 were $23,186 and $49,472, respectively.

  Reclassifications

Certain reclassifications of prior year's financial statements have been made to conform to current year's presentation. The reclassifications had no effect on prior year's net loss.

3. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained net losses since inception, and therefore in accordance with generally accepted accounting principles, doubt must be expressed regarding the Company's continuing viability. For the year ended January 31, 2001, the Company incurred a net loss of $1,977,831, and at January 31, 2001, the Company had a retained deficit of $5,783,544, which raises substantial doubt about its ability to continue as a going concern. In addition, the Company used cash in operations of $1,305,379 and used cash for investing activities of $1,130,588.

The Company has finished the construction on the initial phase of growout ponds. However, management feels that the current number of ponds will not produce a sufficient quantity of shrimp to generate positive cash flow. It is management's intent to lease additional land and to construct more ponds. The Company intends to procure the necessary funds to accomplish this through an additional equity and/or debt offering, as discussed in Note 15.

4. Revolving Line of Credit

The Company had a $235,000 line of credit outstanding at January 31, 2001 with a local bank, secured by a $250,000 certificate of deposit, with an interest rate of 1.5% over the CD rate. Subsequent to year-end, the Company used the restricted certificate of deposit funds to pay back the entire line of credit.

5. Long-term Debt

Long-term debt consisted of the following amounts at January 31, 2001:

Bank of America loan payable at year-end interest rate of 11.5%	$ 2,775,557
Installment loan payable at year-end interest rate of 8.5%	71,696
2,847,236
Less current portion	(344,831)
$ 2,502,405

The Company has a loan payable to Bank of America, secured by the ponds, buildings and improvements, guaranteed by the United States Department of Agriculture, due in monthly payments of $51,606 with interest payable at prime plus 2%. The maturity date is April 2007. Among other things, the Company is not permitted to declare or pay dividends during the term of the loan, is not permitted to acquire treasury stock or make cash transfers to shareholders, must maintain a tangible net worth of $2 million and must maintain a ratio of total senior liabilities to total net worth of not greater than 1.7 to 1.

In June 1999, the Company entered into an installment sale contract with Pacific Machinery, Inc. The installment loan, which is secured by generators, was provided by Caterpillar Financial Services Corporation and is payable in monthly installments of $2,030 with interest at 8.5%.

Future maturities for the long-term debt is as follows:

Years ending January
2002	$ 344,831
2003	384,766
2004	429,341
2005	463,679
2006 and thereafter	1,224,619
$ 2,847,236

6. Convertible Debentures

During the year ended January 31, 2001, the Company entered into two convertible debenture subscription agreements ("Subscription Agreements") with two existing stockholders, for the issuance of four 7.75% convertible subordinated debentures totaling $400,000 ("Debenture") as a private placement. The Debentures were due and payable on or before July 2007 with interest payable quarterly on the outstanding balance. Such debentures entitled the holder to convert the debenture, together with accrued but unpaid interest thereon, into fully paid and nonassessable units, each of which consists of one share of common stock and one Class A Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of common stock at a price of $2.00 within two years of the date of issuance of the warrant. The conversion price shall be equal to $1.00 per unit. These Debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933. In December 2000, the Company issued 416,041 shares of common stock upon conversion of these convertible debentures. The face value of the debentures converted was $400,000, plus $16,041 of accrued interest

On March 22, 2000, the Company entered into a Subscription Agreement with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two debentures of $500,000. The debentures are payable seven years after issuance with interest accruing at 7.75% per annum. The debentures are redeemable at the option of the Company as a whole, not in part, on not less than 30 days nor more than 60 days notice at a price equal to 100% of the original purchase price, with all accrued interest to the redemption date. The holder of the debenture has the option, at any time following the date which is three months after the date of issuance and which is prior to redemption, to convert the whole of the debenture together with accrued interest into fully paid and nonassessable Units, each of which consists of one share of the Company's common stock and one Class A Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of the Company's stock at a price of $2.00 within two years of the date of issuance. The number of Units into which this debenture may be converted shall be determined by dividing the aggregate principal outstanding together with all accrued interest to the date of conversion by the applicable Conversion Price. The Conversion Price is equal to $1.00 per Unit. The debentures are subordinated to the loan payable to Bank of America. The conversion of these debentures into common stock may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. These debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933. As of January 31, 2001, a total of $1,000,000 convertible subordinated debentures were outstanding. See Note 15 for discussion of debentures issued subsequent to year-end.

7. Commitments and Contingencies

The Company leases two parcels of land from the State of Hawaii. One lease has a forty-five year term, which expires on December 31, 2043. Base rent is $12,289 for the first fifteen years of the lease term. Additional rent due is any amount in excess of the base rent up to 3% of gross proceeds from the sale of commodities produced on the land. The other lease has a thirty-five year term, which expires on July 31, 2029. Rent is the greater of $800 per year or 3% of gross receipts. The rent amounts on both leases are to be re-determined every ten years during the lease term. The Company leases office space in Honolulu under a non-cancellable operating lease. Rent expense under these leases was $46,441 during the year ended January 31, 2001.

Minimum future payments required under the leases are as follows:

Years ending January 31,	Land Leases	Office Leases
2002	$ 13,089	$ 18,456
2003	13,089	18,456
2004	13,089	15,380
2005	13,089	--
2006 and thereafter	484,758	--
$ 537,114	$ 52,292

8. Stockholders' Equity

The Company has authorized 100 million shares of no par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. As of January 31, 2001, the Company had 6,089,272 shares of common stock outstanding.

As of January 31, 2001, the Company also had outstanding 2,760,149 Class A Common Stock Purchase Warrants exercisable at $2.00 per share on or before December 31, 2001 ("Warrants"). Pursuant to the provisions contained in putative documentation governing the issuance and terms of the Warrants, the Company gave notice of cancellation of the Warrants to be effective as of September 18, 2000. Subsequently, issue was taken with the Company's authority to cancel the Warrants based on provisions set forth in another version of the governing documentation, and, without the authorization or approval of management, a notice dated October 13, 2000 advising that the Warrants were not cancelled was unilaterally written and sent to warrant holders by the Company's stock transfer agent. Management has not yet been able to determine which of the alternate controlling documentation is actually effective. To date no notice of an attempted exercise of Warrants has been received.

The Company has authorized 10,000,000 shares of preferred stock. Under the terms of the Articles of Incorporation, the Board of Directors may issue preferred stock for any proper corporate purpose. In approving any issuance, the Board has the broad authority to determine rights, privileges, and preferences of the preferred stock, which may be issued as more than one class or series. The rights, privileges, and preferences may include voting, dividend, conversion, redemption, participation, and liquidation rights. As of January 31, 2001 and 2000, no preferred stock is issued or outstanding.

In August 2000, the Company made a private offering of up to 3,000,000 shares of common stock of the Company to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, at the price of $1.00 per share. The issuance of these additional shares may reduce the proportionate ownership and voting power of current shareholders in the Company. During fiscal year 2000, the Company received proceeds of $875,000 in connection with this private offering, and at the start of the first quarter of fiscal 2001, the Company has received additional proceeds of $1,325,000.

In December 2000, the Company issued 442,781 shares of common stock to the holders of the outstanding notes payable of $400,000 from shareholders or entities controlled by shareholders, as evidenced by: (i) promissory note originally made on May 8, 2000 for $75,000 with interest at 8.00% per annum due on November 8, 2000 in favor of an entity controlled by three shareholders; (ii) promissory note originally made on March 1, 2000 for $50,000 with interest at 9.75% per annum due on August 2, 2000 in favor of a shareholder; (iii) promissory note originally made on November 2, 1999 for $225,000 with interest at 10.00% per annum due on August 2, 2000 in favor of an entity represented and controlled by a shareholder; and (iv) promissory note originally made on March 1, 1999 for $50,000 with interest at 10.00% per annum due on August 2, 2000 in favor of an entity represented and controlled by a shareholder. The Board of Directors authorized the Company to allow each of the holders of the aforementioned notes payable to convert to common stock, at the option such holder, all of the outstanding notes payables plus accrued but unpaid interest, on the same terms and at the same price offered to accredited investors under a private placement of the Company's common stock. The face value of the notes converted was $400,000, plus $42,781 of accrued interest.

During the year ended January 31, 2001, the Company entered into two subscription agreements with existing stockholders, for the issuance of 7.75% convertible subordinated debentures of $400,000. The debentures were due and payable on or before July 2007 with interest payable quarterly on the outstanding balance. The debenture holders were entitled to convert the principal indebtedness of the debenture and all accrued but unpaid interest thereon, into fully paid and nonassessable shares of the Company's common stock. The conversion price was $1.00 per share. In December 2000, the Company issued 416,041 shares of common stock upon conversion of $400,000 in principal and $16,041 of accrued interest represented by these debentures.

In May 1999, an existing shareholder purchased an additional 150,000 units at $4.00 per unit, each of which consists of one share of the Company's common stock and one Class A Warrant to purchase one additional share of common stock at a price of $2.00. Total proceeds to the Company were $600,000, which were primarily used for working capital purposes.

In May 1999, in accordance with the terms of an Agreement and Plan of Reorganization dated as of January 14, 1997 between the Company and Sunkiss Shrimp Co., Ltd. ("Sunkiss") with regard to conditional performance shares, the Company issued 100,000 shares of its common stock for no cash consideration to the two former shareholders of Sunkiss, who are currently employees of the Company. The transaction was accounted for according to APB No. 25, which states that the transaction is valued at the fair market value of the stock on the date of issuance. The fair market value of the stock was 2 1/8 per share. Such shares are subject to Rule 144 under the Securities Act of 1933, and accordingly, may not be sold or transferred by the holders thereof in the absence of an effective registration statement or an opinion of counsel satisfactory to the Company that a proposed transfer does not violate applicable securities laws.

As of January 31, 2001, approximately 3.8 million shares of common stock were reserved for issuance under the convertible debentures and common stock warrants.

9. General and Administrative Expenses

General and administrative expenses consisted of the following:

Years ending January 31,	2001	2000

Wages and related	$403,052	$595,121
Legal and accounting	291,680	161,403
Bad debt expense	95,500	--
Settlement expense	83,001	--
Insurance	80,365	78,571
Other general expenses	70,431	142,984
Travel	35,526	94,406
Rent	28,167	72,172
Advertising	23,186	49,472
Utilities	21,615	55,329
Depreciation expense	9,855	57,713
Asset impairment loss	--	43,500
	$1,142,378	$1,350,671

10. Restrictions on Dividends

The terms of the note payable to Bank of America restrict the declaration and payment of dividends during the time the note is outstanding. The note is due and payable in April 2007.

11. Profit Sharing Plan

The Company has a qualified profit sharing plan with a 401(k) deferred compensation provision. All employees who are at least 21 years of age and have completed one year of service or were full-time employees at the time of adoption are eligible to participate. Participating employees may contribute up to 15% of compensation per year limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company may match a portion of the employee contributions on a discretionary basis, determined on an annual basis. During the years ended January 31, 2001 and 2000, the Company did not make a matching contribution. Employees are 100% vested in their own contributions.

12. Income Taxes

The Company accounts for income taxes under the provision of SFAS No. 109. Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the current marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. Deferred tax assets may be recognized for temporary differences that will result in deductible amount in future periods and for loss carryforwards. Deferred tax liabilities may be recognized for temporary differences that will result in taxable amounts in future periods. A valuation allowance is recognized if, based on the available evidence, it is more likely that not that some portion or all of the deferred tax asset will not be realized. Due to the ongoing nature of the losses and the potential inability of the Company ever to realize a benefit, a valuation allowance has been established for 100% of the deferred tax asset. If the Company achieves profitability at a future date, some or all of the deferred tax asset may be realized.

Total income tax benefit differs from the expected tax benefit as a result of the following:

	2001		2000
Computed "expected" tax	$692,241	35.0%	$553,272	35.0%
State tax benefit	126,581	6.4%	101,170	6.4%
Permanent differences	5,064	0.0%	(1,867)	(0.0%)
Valuation allowance	(823,886)	(41.4)	(652,575)	(41.4%)
	$ --		$ --

The primary components of temporary differences at January 31, 2001, which give rise to deferred taxes are as follows:

Deferred tax asset:
Other timing differences	$110,806
Difference between tax and book basis of fixed	(258,900)
Net operating loss carryforward	2,473,297
Deferred tax valuation allowance	(2,325,203)
$ --

At January 31, 2001, a net operating loss carryforward of approximately $6 million expiring in various years through 2020 is available to offset future taxable income for financial reporting purposes.

13. Registration of Securities

The Company has registered its common shares under Section 12(g) of the 1934 Exchange Act.

14. Segment Reporting

During the year ended January 31, 2001, the Company had no reportable segments because broodstock did not have sufficient activity to comprise its own reportable segment. During the year ended January 31, 2000, however, the Company had two reportable segments: broodstock and farm shrimp. The broodstock segment sells adult breeding shrimp and the farm shrimp segment produces and sells shrimp for consumption. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

The following financial information relates to the Company's business segments for the fiscal year ended January 31, 2000:

Operations data:	Broodstock	Farm Shrimp	Total
Sales	$545,910	$1,550,462	$2,096,372
Cost of sales	238,954	1,949,311	2,188,265
Gross margin (loss)	306,956	(398,849)	(91,893)
General and administrative expenses	130,701	1,219,970	1,350,671
Income (loss) from operations	176,255	(1,618,819)	(1,442,564)
Other income	--	15,653	15,653
Interest income	871	12,262	13,133
Interest expense	(838)	(166,162)	(167,000)
Net income (loss)	$176,288	$(1,757,066)	$(1,580,778)
Supplemental financial data:
Depreciation	$49,532	$246,228	$295,760
Capital expenditures	$--	$569,659	$569,659

15. Subsequent Event

In April 2001, the Company has received commitments for up to $3.9 million in additional capital. The commitments are in the form of subscription agreements to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. Each of the subscribers is an existing shareholder of the Company.

The Company expects to use the proceeds from sale of the debentures for capital improvements including construction of twenty one-acre growout ponds and two half-acre nursery ponds, to construct additional facilities and purchase additional equipment for the Company's hatchery and processing facility, and for working capital.

The subscribers have deposited funds required to purchase the full $3.9 million in principal amount of debentures in escrow. The Company may draw on the funds at such times and in such amounts as it may determine, at any time until March 1, 2002. As the Company draws against the funds deposited in escrow, it will be required to issue one or more debentures to the subscribers that correspond in principal amount to the amount of its draws. The Company currently believes that it will draw the full $3.9 in principal amount available to it before March 1, 2002, but any portion of the funds not drawn by the Company on or before March 1, 2002, will be returned to the subscribers.

All debentures that are issued will bear interest at the rate of 11.5% per annum from the date of issuance through March 1, 2002. Thereafter, the annual interest rate on outstanding debentures will be reduced to 3.0%. All interest earned from the date of issuance of a Debenture through March 1, 2002, will be deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2002, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock.

Pursuant to the terms of the subscription agreements, the debentures are issuable in various denominations ranging from $25,000, or multiples thereof, to $100,000, or multiples thereof. The holders of the debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2002, into shares of the Company's common stock. In the event all $3.9 million in principal amount of debentures are issued and then converted by their holders into shares of common stock, the maximum number of shares the Company may be required to issue upon conversion would be approximately 6,100,000 shares at an average price of approximately $0.64 per share. Upon issuance, the shares will constitute "restricted securities" as defined in Rule 144 under the Securities Act of 1933.

The outstanding debentures will be subordinate or subject in right of payment of principal only to the prior payment by the Company of its promissory note in the principal amount of $3,000,000 in favor of Bank of America Community Development Bank, which note was originally dated on or about October 20, 1998. Subject to this subordination restriction, the Debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007. In April 2001, the Company made its first draws of funds from escrow for $650,000 and issued debentures in that principal amount.