Form 10QSB
period 2001-04-30
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 2001-06-14
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-QSB

__________________

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2001

or

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number 0-25868

CONTROLLED ENVIRONMENT

AQUACULTURE TECHNOLOGY, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1293167
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Bishop Street, Suite 303

Honolulu, Hawaii 96813

(Address of principal executive offices)

(808) 836-3707

(Issuer's telephone number)

None

(Former name, former address and former fiscal year, if changed since last report)

_______________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 2001 there were 7,422,272 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format Yes No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Balance Sheet

(unaudited)

Assets	April 30, 2001
Current assets
Cash and cash equivalents	$ 59,095
Accounts receivable, net	257,934
Inventory	1,004,645
Other current assets	79,326
Total current assets	1,401,000
Property, plant and equipment, net	6,753,770
Total assets	$ 8,154,770
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,128,312
Current portion of long-term debt	373,005
Other accrued expenses and liabilities	132,729
Total current liabilities	1,634,046
Long-term debt	2,462,826
Convertible subordinated debentures	1,300,000
Total liabilities	5,396,872
Stockholders' equity:
Common stock, no par value, 100,000,000 shares authorized, 7,422,272 issued and outstanding	8,823,866
Additional paid-in capital	208,325
Retained deficit	(6,274,293)
Total stockholders' equity	2,757,898
Total liabilities and stockholders' equity	$ 8,154,770

The accompanying notes are an integral part of these consolidated financial statements

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Quarter ended April 30,	Quarter ended April 30,
	2001	2000
Sales	$ 454,724	$ 636,843
Cost of sales	(502,735)	(652,819)
Gross margin	(48,011)	(15,976)
General and administrative expenses	367,758	289,118
Loss from operations	(415,769)	(305,094)
Other income	7,500	15,393
Interest income	2,799	3,980
Interest expense	(85,278)	(71,932)
Net loss	$ (490,748)	$ (357,653)
Basic and diluted net loss per common share	$ (0.07)	$ (0.08)

The accompanying notes are an integral part of these consolidated financial statements

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(unaudited)

Quarters ended April 30,
	2001	2000
Operating activities
Net loss	$ (490,748)	$(357,653)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	112,245	83,818
Net changes in operating assets and liabilities
Accounts receivable	(79,521)	(97,937)
Inventory	(233,353)	(33,681)
Other current assets	(18,514)	56
Accounts payable	400,216	(8,511)
Accrued expenses and other liabilities	(36,735)	1,564
Net cash used in operating activities	(346,410)	(412,344)
Investing activities
Capital expenditures	(1,223,489)	(3,382)
Net cash used in investing activities	(1,223,489)	(3,382)
Financing activities
Proceeds from issuance of common stock	1,325,000	--
Use of restricted cash for revolving line of credit	250,000	--
Principal payment on revolving line of credit	(235,000)	-
Proceeds from issuance of convertible debentures	300,000	500,000
Principal payments on long-term debt	(84,365)	(24,797)
Proceeds from issuance of debt	-	194,465
Net cash provided by financing activities	1,555,635	669,668
Change in cash and cash equivalents	(14,264)	253,942
Cash and cash equivalents at beginning of the period	73,359	213,935
Cash and cash equivalents at end of the period	$ 59,095	$ 467,877

The accompanying notes are an integral part of these consolidated financial statements

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1. Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the quarter ended April 30, 2001 are not necessarily indicative of results that may be expected for the year ending January 31, 2002 or for any future periods.

These consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2001, which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (SEC) on May 16, 2001.The consolidated financial statements include the accounts of Controlled Environment Aquaculture Technology, Inc. and its wholly owned subsidiaries, Ceatech HHGI Breeding Corp., Ceatech Plantations, Inc., Sunkiss Shrimp Co., Ltd., and Hawaii High Health Seafood Corp. Significant intercompany transactions and amounts have been eliminated in consolidation.

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company has sustained net losses since inception, and, therefore, in accordance with generally accepted accounting principles, doubt must be expressed regarding the Company's continuing viability. For the quarter ended April 30, 2001, the Company incurred a net loss of $490,748, and as of April 30, 2001, the Company had a retained deficit of $6,274,293, which raises substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company used cash in operations of $346,410 and used cash for investing activities of $1,223,489 during the quarter ended April 30, 2001.

The Company believes that its initial twenty growout ponds do not produce sufficient amounts of shrimp to generate positive cash flow. Consequently, construction has begun on an additional twenty ponds for which up to $3.9 million in financing has been obtained in the form of Dual Rate Convertible Debentures

3. Long-term Debt

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

In June 1999, the Company entered into an installment sale contract with Pacific Machinery, Inc. for the purchase of electricity generating machinery. This installment loan was provided by Caterpillar Financial Services Corporation, is secured by the generators purchased, and is repayable in monthly installments of $2,030.

In April 2001, the Company entered into a similar installment sale contract with Pacific Machinery, Inc. This installment loan is also secured by the machinery purchased and is payable in monthly installments of $2,278.

4. Convertible Subordinated Debentures

In February 2001, the Company received commitments for up to $3.9 million in additional capital. The commitments are in the form of subscription agreements to purchase Dual Rate Convertible Debentures to be issued by the Company. Each of the subscribers is an existing shareholder of the Company.

The Company expects to use the proceeds from sale of these debentures for capital improvements including construction of twenty one-acre growout ponds and two half-acre nursery ponds, to construct additional facilities and purchase additional equipment for the Company's hatchery and processing facility, and for working capital.

All of the subscribers have deposited in escrow all of the funds required to purchase the debentures. The Company may draw on the funds at such times and in such amounts as it may determine, at any time until March 1, 2002. As the Company draws against the funds deposited in escrow, it will be required to issue one or more debentures to the subscribers that correspond in principal amount to the amount of its draws. The Company currently believes that it will draw the full $3.9 in principal amount available to it before March 1, 2002, but any portion of the funds not drawn by the Company on or before March 1, 2002, will be returned to the subscribers.

All debentures that are issued will bear interest at the rate of 11.5% per annum from the date of issuance through March 1, 2002. Thereafter, the annual interest rate on outstanding debentures will be reduced to 3.0%. All interest earned from the date of issuance of a debenture through March 1, 2002, will be deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2002, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. Pursuant to the terms of the subscription agreements, the debentures are issuable in various denominations ranging from $25,000, or multiples thereof, to $100,000, or multiples thereof. The holders of the debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2002, into shares of the Company's common stock. In the event that all $3.9 million of the debentures are issued and, subsequently, all of the principal amount, together with accrued but unpaid interest through March 1, 2002, is converted into shares of common stock by the holders, the maximum number of shares the Company will be required to issue upon conversion would be approximately 6,100,000 shares at an average price of approximately $0.64 per share. Upon issuance, the shares will constitute "restricted securities" as defined in Rule 144 under the Securities Act of 1933.

The outstanding debentures will be subordinate or subject in right of payment of principal only to the prior repayment by the Company of its loan from Bank of America Community Development Bank having a principal balance of $2,697,577 as of April 30, 2001, which loan was originally made on or about October 20, 1998. Subject to this subordination restriction, the debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007. At quarter end, the Company had Dual Rate Convertible Debentures issued and outstanding in the principal amount of $300,000.

On March 22, 2000, the Company entered into a subscription agreement with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two debentures of $500,000. The debentures are payable seven years after issuance with interest accruing at 7.75% per annum. The number of shares of stock into which these debentures may be converted shall be determined by dividing the total principal outstanding, together with all accrued interest to the date of conversion, by the applicable conversion price. The conversion price is equal to $1.00 per Unit. The debentures are subordinated to the loan payable to Bank of America. These debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933. As of April 30, 2001, a total of $1,000,000 of these convertible subordinated debentures were outstanding.

5. Stockholders' Equity

The Company has authorized 100 million shares of no par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. As of April 30, 2001, the Company had 7,422,272 shares of common stock outstanding.

In August 2000, the Company made a private offering of up to 3,000,000 shares of common stock of the Company to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, at the price of $1.00 per share. The issuance of these additional shares may reduce the proportionate ownership and voting power of current shareholders in the Company. During the quarter ended April 30, 2001, the Company received proceeds of $1,325,000 raising the total amount of proceeds received in connection with this private offering to $2,200,000.

At quarter end, the Company also had outstanding 2,760,149 Class A Common Stock Purchase Warrants exercisable at $2.00 per share on or before December 31, 2001 ("Warrants"). Pursuant to the provisions contained in putative documentation governing the issuance and terms of the Warrants, the Company gave notice of cancellation of the Warrants to be effective as of September 18, 2000. Subsequently, issue was taken with the Company's authority to cancel the Warrants based on provisions set forth in another version of the governing documentation, and, without the authorization or approval of management, a notice dated October 13, 2000 advising that the Warrants were not canceled was unilaterally written and sent to warrant holders by the Company's stock transfer agent. Management has not yet been able to determine which of the alternate controlling documentation is actually effective. To date no notice of an attempted exercise of Warrants has been received.

The Company has authorized 10 million shares of preferred stock. Under the terms of the Articles of Incorporation, the Board of Directors may issue preferred stock for any proper corporate purpose. In approving any issuance, the Board has the broad authority to determine rights, privileges, and preferences of the preferred stock, which may be issued as more than one class or series. The rights, privileges, and preferences may include voting, dividend, conversion, redemption, participation, and liquidation rights. As of April 30, 2001, there is no preferred stock issued or outstanding.

As of April 30, 2001, approximately 3.8 million shares of common stock were reserved for issuance under the convertible debentures and common stock warrants.

6. Loss Per Share

Loss per share calculations are in accordance with SFAS No. 128, "Earnings Per Share." "Basic" earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the year. "Diluted" earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding common stack warrants and convertible debentures. The basis and diluted earnings per share calculations are the same because potential dilutive securities would not have been dilutive for the periods presented. Basic net loss per share is based on the weighted average number of common shares outstanding of 7,035,059 and 4,355,450 as of April 30, 2001 and 2000, respectively.

7. Dividends

The terms of the loan from Bank of America restrict the declaration and payment of dividends while the loan is outstanding. The loan is due and payable in April 2007.

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

Overview

From a revenue standpoint, the results of farm operations during the quarter ended April 30, 2001 were disappointing. Revenue from the farm was hampered by the carryover effect of lower than expected growth rates and pond yields in the fourth quarter of fiscal year 2000 which forced the Company to harvest shrimp in smaller sizes for which premium pricing could not be obtained. In addition, the Company was unable to take advantage of increased production efficiencies expected from its new $1.0 million processing facility in Hanapepe, Kauai because building permit delays and delays encountered in installing and enabling the IQF ("individually quick frozen") freezing equipment prevented full use of the facility until after the quarter end.

Plans to add twenty one-acre growout ponds and two half-acre nursery ponds at the farm's present Kekaha Agriculture Park location and to build two additional one-third acre broodstock ponds came to fruition as the Company was successful in negotiating and securing firm commitments from a number of its major shareholders to provide funds for construction and sufficient operating capital to sustain the Company during the expansion period. These commitments are in the form of subscription agreements for a total of $3.9 million in subordinated convertible debentures, and all of the funds have been deposited in an escrow to be made available to the Company as needed. Construction of the additional ponds began in the fourth quarter of fiscal 2000, and several new ponds were placed in service during the first quarter of this year with the first harvests expected in May 2001. Completion of the expansion project is expected before the end of 2001.

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

Results of Operations

General

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $6.3 million. Such losses have been financed through a combination of internally generated funds, funds provided by stockholders and investors, and funds provided by loans from financial institutions. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the quarters ended April 30, 2001 and 2000, the Company incurred net losses of approximately $490,000 and $358,000, respectively. In addition, the Company currently has no commitment for outside capital to fund farm expansions beyond forty production ponds. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period.

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

Product Sales

The Company's revenue from shrimp sales for the first quarter was approximately $455,000 compared to approximately $637,000 for the first quarter of fiscal year 2000. During the first quarter, the Company sold approximately 74,000 pounds of farm shrimp as compared to 109,000 pounds of farm shrimp in the first quarter of 2000. Revenue from the sale of farm shrimp during the first quarter of 2001 decreased primarily as a result of lower than expected shrimp growth rates and pond yields and delays in completing and equipping the Company's new processing facility. The Company's revenue from the sale of hatchery products was $18,100 for the quarter as compared to $100,000 for the first quarter of fiscal year 2000. Demand for hatchery products in the first quarter of 2000 was substantially higher than in the first quarter of 2001.

Cost of Sales

Cost of sales for the quarter was approximately $503,000 compared to $653,000 in the first quarter of fiscal year 2000. The Company continued to generate losses at the gross margin level primarily for two reasons: first, revenue from twenty production ponds is insufficient to cover all costs associated with the production of the shrimp; and second, all costs associated with production include allocated indirect costs such as deprecation expense and overhead. The Company's expansion to forty production ponds is expected to cover these costs.

General and Administrative Expenses

General and administrative expenses for the quarter were $368,000 compared to $289,000 in the first quarter of fiscal year 2000. General and administrative expenses for the quarter were higher than in the first quarter of fiscal year 2000 primarily because of expenses incurred in connection with the conduct and settlement of litigation with a former employee.

Liquidity and Capital Resources

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

The Company expects to use the proceeds from sale of the debentures for capital improvements including construction of twenty one-acre growout ponds and two half-acre nursery ponds, to construct additional facilities and purchase additional equipment for the Company's hatchery and processing facility, and for working capital. In April 2001, the Company made its first draws from escrow of $300,000 and issued debentures in that principal amount.

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

The uncertainty of being able to acquire land to accommodate additional expansion of the Company's farm operations poses risks for the business, which will vary according to the Company's need for and scope of expansion. The existing twenty production pond operation and ongoing expansion to forty production ponds is located entirely within the State owned Kekaha Agricultural Park. The Company leases this land from the State of Hawaii Department of Agriculture for a term of forty-five years. For future expansion, the best available land is the abundant acreage adjacent to the Agricultural Park previously devoted to sugar cane but now abandoned and largely unused. Leasehold, infrastructure and utility costs and the requirements for obtaining land use approval and permits will be significant factors in determining the ultimate feasibility of expanding into these lands. The risk of competition for acquisition of these lands is mitigated by the lack of other economically viable long-term uses, but inability to obtain portions of these lands could have a material adverse effect on the Company's financial condition.

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

The Company's basic marketing strategy for its consumable product is to obtain a premium price by differentiating its shrimp from commodity grade product in terms of its superior taste, texture, cleanliness and freedom from chemical additives. In spite of this effort, if the world shrimp market is flooded with low priced commodity grade product, it is likely that the demand for the Company's product and the amount of premium the Company's product can command will fall temporarily. This is especially so for smaller sizes of shrimp, which are difficult to market as "premium shrimp." The Company's larger shrimp are less susceptible to price elasticity. Management believes that the Company can further expand the base of customers willing to pay a higher price for its shrimp by improving the Company's ability to supply increased quantities of uniformly sized product on a regular basis. Expansion of the farm and development of the Company's own facility for processing, freezing were undertaken for these purposes; but until these expanded and improved facilities prove capable of meeting the demands of large scale end users consistently, the Company will remain subject to the uncertainties of global commodity price fluctuations which adversely affect the Company.

PART II -- OTHER INFORMATION

Items 1, 3, 4, and 5. Not Applicable

Items 2 and 6. Changes in Securities and Use of Proceeds; Exhibits and Reports on Form 8-K

On April 17, 2001, the Company filed a Form 8-K in regard to the matter hereafter described. The Company received commitments for up to $3.9 million in additional capital. The commitments are in the form of subscription agreements to purchase up to $3.9 million in Dual Rate Convertible Debentures to be issued by the Company. Each of the subscribers is an existing shareholder of the Company.

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

The outstanding debentures will be subject and subordinate in right of payment of principal only to the prior repayment by the Company of its loan from Bank of America Community Development Bank, originally made on or about October 20, 1998, the principal balance of which at quarter end was $2,697,577. Subject to such subordination provision, the debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

In August 2000, the Company made a private offering of up to 3,000,000 shares of common stock to "accredited investors", as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, at the price of $1.00 per share. The issuance of these additional shares may reduce the proportionate ownership and voting power of current shareholders in the Company. During the quarter ended April 30, 2001, the Company received proceeds of $1,325,000 in connection with this private offering.

Controlled Environment Aquaculture Technology, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Controlled Environment Aquaculture Technology, Inc. (Issuer)

Date: June 14, 2001	By:	/s/ Edward T. Foley EDWARD T. FOLEY
Executive Vice President Chief Financial Officer (principal financial and accounting officer)