Form 10QSB
period 2001-07-31
CONTROLLED ENVIRONMENTAL AQUACULTURE TECHNOLOGY INC
filed 2001-09-12
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-QSB

__________________

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2001

or

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

_______________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 2001 there were 7,426,272 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format Yes No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Balance Sheet

(unaudited)

Assets	July 31,
2001
Current assets
Cash and cash equivalents	$ 124,862
Accounts receivable, net	477,420
Inventory	1,143,826
Other current assets	53,620
Total current assets	1,799,728
Property, plant and equipment, net	7,487,829
Total assets	$ 9,287,557

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 694,760
Current portion of long-term debt	373,005
Other accrued expenses and liabilities	282,201
Total current liabilities	1,349,966
Long-term debt	2,361,177
Convertible subordinated debentures, net of beneficial conversion feature	2,100,505
Stockholder's equity
Common stock, no par value, 100,000,000 shares authorized,
7,426,272 issued and outstanding	8,835,866
Additional paid-in capital	1,371,652
Retained deficit	(6,731,609)
Total stockholders' equity	3,475,909
Total liabilities and stockholders' equity	$ 9,287,557

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
Sales	$ 869,891	$ 509,969	$ 1,324,615	$ 1,146,813
Cost of sales	992,072	515,327	1,494,807	1,168,146
Gross margin	(122,181)	(5,358)	(170,192)	(21,333)
General and administrative expenses	220,481	273,117	588,238	562,235
Loss from operations	(342,662)	(278,475)	(758,430)	(583,568)
Other income	-	4,000	7,501	19,392
Interest income	120	4,368	2,919	8,348
Interest expense	(114,775)	(103,592)	(200,054)	(175,524)
Net loss	$ (457,317)	$ (373,699)	$ (948,064)	$ (731,352)
Basic and diluted net loss
per common share	$ (0.06)	$ (0.09)	$ (0.13)	$ (0.17)

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(unaudited)

	Six Months Ended July 31,
	2001	2000
Operating activities
Net loss	$ (948,064)	$ (731,352)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	232,183	166,370
Non-cash interest expense - convertible debt	13,832	-
Other	12,000	-
Net changes in operating assets and liabilities
Accounts receivable	(299,007)	(19,051)
Inventory	(372,535	(104,236)
Other current assets	7,482	(122,308)
Accounts payable	(33,336)	(116,413)
Accrued expenses and other liabilities	112,447	(3,495)
Net cash used in operating activities	(1,274,998)	(930,485)
Investing activities
Capital expenditures	(2,150,445)	(248,282)
Net cash used in investing activities	(2,150,445)	(248,282)
Financing activities
Proceeds from issuance of common stock	1,325,000	-
Use of restricted cash for revolving line of credit	250,000	79,293
Principal payment on revolving line of credit	(235,000)	-
Proceeds from issuance of convertible debentures	2,250,000	900,000
Proceeds from issuance of debt	82,020	125,000
Principal payments on long-term debt	(195,074)	(23,557)
Net cash provided by financing activities	3,476,946	1,080,736
Change in cash and cash equivalents	51,503	(98,031)
Cash and cash equivalents at beginning of period	73,359	213,935
Cash and cash equivalents at end of period	$ 124,862	$ 115,904

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Environment Aquaculture Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1. Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the quarters and six months ended July 31, 2001 are not necessarily indicative of results that may be expected for the year ending January 31, 2002 or for any future periods.

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

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained net losses since inception, and, therefore, in accordance with generally accepted accounting principles; doubt must be expressed regarding the Company's continuing viability. For the quarter ended July 31, 2001, the Company incurred a net loss of $457,317, and as of July 31, 2001, the Company had a retained deficit of $6,731,609, which raises substantial doubt as to the Company's ability to continue as a going concern. In addition, the Company used cash in operations of $1,274,998 and used cash for investing activities of $2,150,445 during the six months ended July 31, 2001.

The Company believes that its initial twenty growout ponds do not produce sufficient amounts of shrimp to generate positive cash flow. Consequently, construction has begun on an additional twenty ponds for which up to $3.9 million in financing has been obtained in the form of Dual Rate Convertible Debentures.

3. Long-term Debt

The Company has a loan payable to Bank of America, collateralized by the ponds, buildings and improvements, guaranteed by the United States Department of Agriculture, due in monthly payments with interest payable at prime plus 2%. The maturity date is April 2007. Among other things, the Company is not permitted to declare or pay dividends during the term of the loan, is not permitted to acquire treasury stock or make cash transfers to shareholders, must maintain a tangible net worth of $2 million and must maintain a ratio of total senior liabilities to total net worth of not greater than 1.7 to 1.

In June 1999, the Company entered into an installment sale contract with Pacific Machinery, Inc. for the purchase of electricity generating machinery. This installment loan was provided by Caterpillar Financial Services Corporation, is collateralized by the generators purchased, and is repayable in monthly installments of $2,030.

In April 2001, the Company entered into a similar installment sale contract with Pacific Machinery, Inc. This installment loan is also collateralized by the machinery purchased and is payable in monthly installments of $2,278.

4. Convertible Subordinated Debentures

In February 2001, the Company received commitments for up to $3.9 million in additional financing. The commitments are in the form of subscription agreements to purchase Dual Rate Convertible Debentures to be issued by the Company. Each of the subscribers is an existing shareholder of the Company.

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

The outstanding debentures will be subordinate to the prior repayment by the Company of its loan from Bank of America Community Development Bank having a principal balance of $2,607,454 as of July 31, 2001, which loan was originally made on or about October 20, 1998. Subject to this subordination restriction, the debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007. As of July 31, 2001, the Company had Dual Rate Convertible Debentures issued and outstanding in the principal amount of $2,250,000. The Company has determined that these outstanding debentures had a beneficial conversion feature amounting to $1,163,327. The beneficial conversion feature represents the intrinsic value, the excess of the Company's stock price over the conversion price, as of the date the debenture is issued. This beneficial conversion feature has been recognized as a discount to the Dual Rate Convertible Debentures and as additional paid-in capital. This discount will be accreted over the term of the debenture agreement using the interest method. Such accretion amounted to $13,832 for the quarter ended July 31, 2001.

5. Stockholders' Equity

The Company has authorized 100 million shares of no par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. As of July 31, 2001, the Company had 7,426,272 shares of common stock outstanding.

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

The Company has authorized 10 million shares of preferred stock. Under the terms of the Articles of Incorporation, the Board of Directors may issue preferred stock for any proper corporate purpose. In approving any issuance, the Board has the broad authority to determine rights, privileges, and preferences of the preferred stock, which may be issued as more than one class or series. The rights, privileges, and preferences may include voting, dividend, conversion, redemption, participation, and liquidation rights. As of July 31, 2001, there is no preferred stock issued or outstanding.

As of July 31, 2001, approximately 3.8 million shares of common stock were reserved for issuance under the convertible debentures and common stock warrants.

6. Loss Per Share

Losses per share calculations are in accordance with SFAS No. 128, "Earnings Per Share." "Basic" earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the year. "Diluted" earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding common stack warrants and convertible debentures. The basic and diluted earnings per share calculations are the same because potential dilutive securities would not have been dilutive for the periods presented. Net loss per share is computed as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
Net loss	$ (457,317)	$ (373,699)	$ (948,064)	$ (731,352)
Weighted average
common shares	7,423,489	4,355,450	7,232,493	4,355,450
Basic and diluted net loss
per common share	$ ($0.06)	$ ($0.09)	$ (0.13)	$ (0.17)

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

Overview

The results of farm operations during the quarter ended July 31, 2001 show that operational changes were successful in reversing the lower than expected growth rates and pond yields which occurred in the fourth quarter of fiscal year 2000 and continued into the first quarter of fiscal year 2001. Farm shrimp growth rates in the second quarter were generally higher than the highest growth rates ever achieved even before the unexpected slowdown experienced in the prior two quarters, and the distribution of harvested shrimp among market size categories improved significantly in the direction of the larger, higher value sizes. In addition, the new processing facility in Hanapepe, Kauai became fully operational in June 2001, and the Company gained the ability to harvest ponds strictly on the basis of product readiness for the market and demand.

Construction of the additional twenty one-acre growout ponds and two half-acre nursery ponds at the farm's present Kekaha Agriculture Park location proceeded apace during the quarter. The nursery ponds and eight of the new growout ponds were completed and placed in service during the quarter. Six more growout ponds were substantially complete at July 31, 2001. It is anticipated that construction and stocking of the remaining ponds will be finished by the early part of the fourth quarter 2001.

The Company continued its efforts to obtain the rights to suitable portions of several thousand acres of State owned land adjacent to and in the immediate vicinity of the farm. These lands were formerly devoted to sugar cane. The Company has a short-term revocable permit for the use of 246 acres of this land, which is located directly across the street from the present farm site and is the best available land for efficient expansion of the farm beyond the Kekaha Agriculture Park. If and when the Company actually commits to a long-term use of this property for its farm operations, it is contemplated that the revocable permit will be converted into a long-term lease. The Company also continued its active participation in discussions and planning meetings with the State of Hawaii concerning the best transitional and long-term uses of the vacated lands and the best means of maintaining and reconfiguring the infrastructure and vital utility services necessary to support such uses in the near and long term. Management remains reasonably confident that it will be able to secure enough of this land to accommodate all expansion in the foreseeable future.

Results of Operations

General

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $6.7 million. Such losses have been financed through a combination of internally generated funds, funds provided by stockholders and investors, and funds provided by loans from financial institutions. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the six months ended July 31, 2001 and 2000, the Company incurred net losses of approximately $948,000 and $731,000, respectively. In addition, the Company currently has no commitment for outside capital to fund farm expansions beyond forty production ponds. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period.

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

Product Sales

The Company's revenue from shrimp sales for the second quarter ended July 31, 2001 was approximately $870,000 compared to approximately $510,000 for the second quarter ended July 31, 2000. During the second quarter, the Company sold approximately 148,000 net pounds of farm shrimp as compared to 86,000 net pounds of farm shrimp in the second quarter of 2000. Revenue from the sale of farm shrimp during the second quarter of 2001 increased primarily as a result of higher shrimp growth rates and pond yields and completion of the Company's new processing facility.

The Company's revenue from shrimp sales for the six months ended July 31, 2001 was approximately $1,325,000 compared to approximately $1,147,000 for the six months ended July 31, 2000. During the first six months of fiscal year 2001, the Company sold approximately 222,000 net pounds of farm shrimp as compared to 196,000 net pounds of farm shrimp in the first six months of fiscal year 2000. Revenue from the sale of farm shrimp during the first six months of fiscal year 2001 increased primarily as a result of higher shrimp growth rates and pond yields and completion of the Company's new processing facility in June 2001.

Cost of Sales

Cost of sales for the second quarter of 2001 was approximately $992,000 compared to $515,000 in the second quarter of 2000. The Company continued to generate losses at the gross margin level primarily for two reasons: first, revenue from twenty production ponds is insufficient to cover all costs associated with the production of the shrimp; and second, all costs associated with production include allocated indirect costs such as deprecation expense and overhead.

Cost of sales for the six months ended July 31, 2001was approximately $1,495,000 compared to $1,168,000 for the six months ended July 31, 2000. The Company continued to generate losses at the gross margin level during the first six months of fiscal year 2001 primarily due to insufficient revenue from twenty production ponds to cover all costs associated with the production of the shrimp in addition to allocated indirect costs associated with production including deprecation expense and overhead.

General and Administrative Expenses

General and administrative expenses for the second quarter ended July 31, 2001were $220,481compared to $273,117 in the second quarter of fiscal year 2000. General and administrative expenses for the second quarter of fiscal year 2001were lower than in the second quarter of fiscal year 2000 primarily because of legal expenses incurred during last year's second quarter in connection with the conduct of litigation with a former employee.

General and administrative expenses for the six months ended July 31, 2001 were $588,238 compared to $562,235 for the six months ended July 31, 2000. General and administrative expenses for the first six months of fiscal year 2001 were higher than in the first six months of fiscal year 2000 primarily because of expenses incurred during the first quarter of 2001in connection with litigation with a former employee.

Liquidity and Capital Resources

In April 2001, the Company received commitments from existing shareholders for up to $3.9 million in additional financing. The commitments are in the form of subscription agreements to purchase Dual Rate Convertible Debentures. The subscribers have deposited the funds in an escrow account. The Company may draw on the funds at such times and in such amounts as it may determine at any time until March 1, 2002.

The Company expects to use the proceeds from sale of the debentures for capital improvements including construction of twenty one-acre growout ponds and two half-acre nursery ponds, to construct additional facilities and purchase additional equipment for the Company's hatchery and processing facility, and for working capital. During the quarter ended July 31, 2001, the Company had draws from escrow totalling $1,950,000 and issued debentures in that principal amount.

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

PART II -- OTHER INFORMATION

Items 1, 3, 4, 5, and 6. Not Applicable

Item 2.Changes in Securities and Use of Proceeds

In April 2001, the Company received commitments from existing shareholders for up to $3.9 million in additional financing. The commitments are in the form of subscription agreements to purchase Dual Rate Convertible Debentures. The subscribers have deposited the funds in an escrow account. The Company may draw on the funds at such times and in such amounts as it may determine at any time until March 1, 2002. During the quarter ended July 31, 2001, the Company had draws from escrow totalling $1,950,000 and issued debentures in that principal amount. The debentures were sold in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

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

Controlled Environment Aquaculture Technology, Inc. (Issuer)
Date: September 12, 2001	By:	/s/ Edward T. Foley EDWARD T. FOLEY
Executive Vice President Chief Financial Officer (principal financial and accounting officer)