Form 10QSB
period 2001-10-31
CEATECH USA INC
filed 2001-12-14
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-QSB

__________________

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2001

or

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number 0-25868

Ceatech USA, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1293167
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Bishop Street, Suite 303

Honolulu, Hawaii 96813

(Address of principal executive offices)

(808) 836-3707

(Issuer's telephone number)

Former Name: Controlled Environment Aquaculture Technology, Inc.

(Former name, former address and former fiscal year, if changed since last report)

_______________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 2001 there were 7,426,272 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format Yes No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Ceatech USA, Inc. and Subsidiaries

Consolidated Balance Sheet

(unaudited)

Assets	October 31,
2001
Current assets
Cash and cash equivalents	$ 75,809
Accounts receivable, net	444,785
Inventory	1,498,311
Other current assets	65,392
Total current assets	2,084,297
Property, plant and equipment, net	7,550,843
Total assets	$ 9,635,140

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 759,704
Current portion of long-term debt	424,722
Other accrued expenses and liabilities	132,293
Total current liabilities	1,316,719
Long-term debt	2,206,644
Convertible subordinated debentures, net of beneficial conversion feature	2,634,903
Accrued interest on convertible subordinated debentures	158,882
Stockholder's equity
Common stock, no par value, 100,000,000 shares authorized,
7,426,272 issued and outstanding	8,835,866
Additional paid-in capital	1,512,263
Retained deficit	(7,030,137)
Total stockholders' equity	3,317,992
Total liabilities and stockholders' equity	$ 9,635,140

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Sales	$ 612,060	$ 598,730	$ 1,936,675	$ 1,745,542
Cost of sales	614,025	691,664	2,108,817	1,859,810
Gross margin	(1,965)	(92,934)	(172,142)	(114,268)
General and administrative expenses	195,760	309,453	783,806	871,688
Loss from operations	(197,725)	(402,387)	(955,948)	(985,956)
Other income	-	-	7,500	19,393
Interest income	128	11,566	3,049	19,914
Interest expense	(101,139)	(160,694)	(301,193)	(336,218)
Net loss	$ (298,736)	$ (551,515)	$ (1,246,592)	$ (1,282,867)
Basic and diluted net loss per common share	$ (0.04)	$ (0.13)	$ (0.17)	$ (0.29)

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(unaudited)

	Nine Months Ended October 31,
	2001	2000
Operating activities
Net loss	$ (1,246,592)	$ (1,282,867)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	373,747	294,139
Non-cash interest expense - convertible debt	38,841	-
Other	12,000	-
Net changes in operating assets and liabilities
Accounts receivable	(266,372)	72,037
Inventory	(727,020)	(75,109)
Other current assets	(4,290)	(182,128)
Accounts payable	31,608	(75,331)
Accrued expenses and other liabilities	121,422	71,228
Net cash used in operating activities	(1,666,656)	(1,178,031)
Investing activities
Capital expenditures	(2,355,023)	(637,419)
Net cash used in investing activities	(2,355,023)	(637,419)
Financing activities
Proceeds from issuance of common stock	1,325,000	400,000
Use of restricted cash for revolving line of credit	250,000	79,293
Principal payment on revolving line of credit	(235,000)	-
Proceeds from issuance of convertible debentures	2,900,000	1,400,000
Proceeds from issuance of debt	72,974	125,000
Principal payments on long-term debt	(288,845)	(105,400)
Net cash provided by financing activities	4,024,129	1,898,893
Change in cash and cash equivalents	2,450	83,443
Cash and cash equivalents at beginning of period	73,359	213,935
Cash and cash equivalents at end of period	$ 75,809	$ 297,378

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1. Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the quarter and nine months ended October 31, 2001 are not necessarily indicative of results that may be expected for the year ending January 31, 2002 or for any future periods.

These consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2001, which are contained in the Ceatech USA, Inc.'s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (SEC) on May 16, 2001. The consolidated financial statements include the accounts of Ceatech USA, Inc. and its wholly owned subsidiaries ("Ceatech" or the "Company"). Significant intercompany transactions and amounts have been eliminated in consolidation.

2. Name Change

Effective September 26, 2001, the Company amended its Articles of Incorporation to change the name of the corporation from Controlled Environment Aquaculture Technology, Inc. to Ceatech USA, Inc. This amendment was duly authorized at the Annual Meeting of Shareholders held on September 7, 2001 by affirmative vote of a majority of all shareholders of the corporation entitled to vote.

3. Going Concern

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $7.0 million. Such losses have been financed through a combination of internally generated funds, funds provided by stockholders and investors, and funds provided by loans from financial institutions. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities beyond the existing forty grow out ponds are operational.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses since inception, and, therefore, in accordance with generally accepted accounting principles; doubt must be expressed regarding the Company's continuing viability. For the quarter ended October 31, 2001, the Company incurred a net loss of $298,736, and as of October 31, 2001, the Company had a retained deficit of $7,030,137. In addition, the Company used cash in operations of $1,666,656 and used cash for investing activities of $2,355,023 during the nine months ended October 31, 2001. In addition, the Company currently has no commitment for outside capital to fund farm expansions beyond forty production ponds. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period.

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

Subsequent to the quarter ended October 31, 2001, the Company received approval from the Department of Agriculture of the State of Hawaii for a loan of $2.5 million to be used primarily for the construction of twenty grow out ponds and four nursery ponds and related infrastructure and equipment on State land adjacent to the existing Kekaha Agriculture Park farm site which will be acquired under a lease arrangement currently under negotiation. The Company also received a loan commitment for $2.3 million from Central Pacific Bank conditioned upon finalization of the aforementioned State loan and upon obtaining a 90% loan guarantee from the United States Department of Agriculture. Of this $2.3 million loan, $1.3 million is intended to fund the construction of eight additional one-acre grow out ponds and related infrastructure on the two remaining parcels of land in the Kekaha Agriculture Park not yet under lease to the Company, and $1.0 million is intended to provide working capital.

4. Convertible Subordinated Debentures

In February 2001, the Company received commitments for up to $3.9 million in additional financing. The commitments are in the form of subscription agreements to purchase Dual Rate Convertible Debentures to be issued by the Company. Each of the subscribers is an existing shareholder of the Company.

The Company is using the proceeds from sale of these debentures for capital improvements including construction of twenty one-acre growout ponds and two half-acre nursery ponds, to construct additional facilities and purchase additional equipment for the Company's hatchery and processing facility, and for working capital.

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

The outstanding debentures will be subordinate to the prior repayment by the Company of its loan from Bank of America Community Development Bank having a principal balance of $2,513,675 as of October 31, 2001, which loan was originally made on or about October 20, 1998. Subject to this subordination restriction, the debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007. As of October 31, 2001, the Company had Dual Rate Convertible Debentures issued and outstanding in the principal amount of $2,900,000. The Company has determined that these outstanding debentures had a beneficial conversion feature amounting to $1,303,938. The beneficial conversion feature represents the intrinsic value, the excess of the Company's stock price over the conversion price, as of the date the debenture is issued. This beneficial conversion feature has been recognized as a discount to the Dual Rate Convertible Debentures and as additional paid-in capital. This discount will be accreted over the term of the debenture agreement using the interest method. Such accretion amounted to $25,009 for the quarter ended October 31, 2001 and $38,841 for the nine months ended October 31, 2001.

5. Loss Per Share

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Net loss	$ (298,736)	$ (551,515)	$ (1,246,592)	$ (1,282,867)
Weighted average
common shares	7,426,272	4,355,450	7,297,796	4,355,450
Basic and diluted net loss
per common share	$ (0.04)	$ (0.13)	$ (0.17)	$ (0.29)

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

Overview

Ceatech USA, Inc. is a shrimp aquaculture company that uses specialized, advanced biotechnological methods for breeding and growing premium quality Pacific White Shrimp marketed primarily in Hawaii and the U.S. Mainland under the names "Kauai Shrimp" and "Hawaiian Sugar Cane Shrimp". The Company's vertically integrated hatchery, farm and processing facilities are located on the island of Kauai, Hawaii. The Company uses selective breeding and strict environmental control techniques to produce high health, disease free hatchery products primarily for stocking the Company's grow out facilities and occasionally for sale to other commercial hatcheries. The Company's farm grow out facilities are of advanced technological design, and together with the Company's highly evolved production protocols and innovative harvesting and processing methods produce exceptionally high per acre yields of distinctively high quality table shrimp.

Results of Operations

General

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $7.0 million. Such losses have been financed through a combination of internally generated funds, funds provided by stockholders and investors, and funds provided by loans from financial institutions. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses since inception, and, therefore, in accordance with generally accepted accounting principles; doubt must be expressed regarding the Company's continuing viability. For the quarter ended October 31, 2001, the Company incurred a net loss of $298,736, and as of October 31, 2001, the Company had a retained deficit of $7,030,137. In addition, the Company used cash in operations of $1,666,656 and used cash for investing activities of $2,355,023 during the nine months ended October 31, 2001. In addition, the Company currently has no commitment for outside capital to fund farm expansions beyond forty production ponds. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period.

Subsequent to the quarter ended October 31, 2001, the Company received approval from the Department of Agriculture of the State of Hawaii for a loan of $2.5 million to be used primarily for the construction of twenty grow out ponds and four nursery ponds and related infrastructure and equipment on State land adjacent to the existing Kekaha Agriculture Park farm site which will be acquired under a lease arrangement currently under negotiation. The Company also received a loan commitment for $2.3 million from Central Pacific Bank conditioned upon finalization of the aforementioned State loan and upon obtaining a 90% loan guarantee from the United States Department of Agriculture. Of this $2.3 million loan, $1.3 million is intended to fund the construction of eight additional one-acre grow out ponds and related infrastructure on the two remaining parcels of land in the Kekaha Agriculture Park not yet under lease to the Company, and $1.0 million is intended to provide working capital.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing loan agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. The Company is actively pursuing plans for additional financing through, among others, additional debt financing, an equity offering, or some combination thereof. See Liquidity and Capital Resources below for further discussion.

Sales

The Company's revenue from shrimp sales for the third quarter ended October 31, 2001 was approximately $612,000 compared to approximately $599,000 for the third quarter ended October 31, 2000. During the third quarter, the Company sold approximately 106,000 net pounds of farm shrimp as compared to 110,000 net pounds of farm shrimp in the third quarter of 2000. Revenue from the sale of farm shrimp during the third quarter of 2001 increased primarily as a result of higher average price per pound.

The Company's revenue from shrimp sales for the nine months ended October 31, 2001 was approximately $1,937,000 compared to approximately $1,746,000 for the nine months ended October 31, 2000. During the first nine months of fiscal year 2001, the Company sold approximately 328,000 net pounds of farm shrimp as compared to 307,000 net pounds of farm shrimp in the first nine months of fiscal year 2000. Revenue from the sale of farm shrimp during the first nine months of fiscal year 2001 increased primarily as a result of increased production.

Cost of Sales

Cost of sales for the third quarter of 2001 was approximately $614,000 compared to $692,000 in the third quarter of 2000. The Company continued to generate losses at the gross margin level primarily for two reasons: first, revenue from twenty production ponds is insufficient to cover all costs associated with the production of the shrimp; and second, all costs associated with production include allocated indirect costs such as depreciation expense and overhead.

Cost of sales for the nine months ended October 31, 2001was approximately $2,109,000 compared to $1,860,000 for the nine months ended October 31, 2000. The Company continued to generate losses at the gross margin level during the first nine months of fiscal year 2001 primarily due to insufficient revenue from twenty production ponds to cover all costs associated with the production of the shrimp in addition to allocated indirect costs associated with production including depreciation expense and overhead.

General and Administrative Expenses

General and administrative expenses for the third quarter ended October 31, 2001 were $195,760 compared to $309,453 for the quarter ended October 31, 2000. General and administrative expenses for the third quarter of fiscal year 2001 were lower than in the third quarter of fiscal year 2000 primarily because of legal expenses incurred during last year's third quarter in connection with the conduct of litigation with a former employee.

General and administrative expenses for the nine months ended October 31, 2001 were $783,806 compared to $871,688 for the nine months ended October 31, 2000. General and administrative expenses for the first nine months of fiscal year 2001 were lower than in the first nine months of fiscal year 2000 primarily as a result of expenses incurred during the nine months ended October 31, 2000 in connection with litigation with a former employee.

Interest Expense

Interest expense for the third quarter ended October 31, 2001was $101,139 compared to $160,694 in the third quarter of fiscal year 2000. Interest expense for the third quarter of fiscal year 2001was lower than in the third quarter of fiscal year 2000 primarily due to: 1) lower interest rates in 2001 versus 2000 on the Bank of America floating rate loan and, 2) interest capitalized to the Company's self-constructed grow out ponds in the third quarter of 2001.

Interest expense for the nine months ended October 31, 2001 was $301,193 compared to $336,218 for the nine months ended October 31, 2000. Interest expense for the first three quarters of fiscal year 2001 was lower than the first three quarters of fiscal year 2000 primarily because the Company capitalized interest to its self-constructed grow out ponds during 2001.

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

Proceeds from the sale of these debentures has been and is being used for capital improvements, including the construction of twenty grow out ponds and two nursery ponds, and the construction of additional facilities and the purchase of additional equipment for the Company's hatchery and processing facilities, and for working capital. During the quarter ended October 31, 2001, the Company drew a total of $650,000 and issued debentures in that amount. The two one-half acre nursery ponds have been completed and put into service. Construction of the twenty one-acre grow out ponds has been substantially completed, and it is expected that all twenty ponds will be in production by the end of the calendar year. The Company currently estimates the remaining costs for this construction to be approximately $400,000 to be paid with the proceeds of the Dual Rate Convertible Debentures.

Subsequent to the quarter ended October 31, 2001, the Company received approval from the Department of Agriculture of the State of Hawaii for a loan of $2.5 million to be used primarily for the construction of twenty grow out ponds and four nursery ponds and related infrastructure and equipment on State land adjacent to the existing Kekaha Agriculture Park farm site which will be acquired under a lease arrangement currently under negotiation. The Company also received a loan commitment for $2.3 million from Central Pacific Bank conditioned upon finalization of the aforementioned State loan and upon obtaining a 90% loan guarantee from the United States Department of Agriculture. Of this $2.3 million loan, $1.3 million is intended to fund the construction of eight additional one-acre grow out ponds and related infrastructure on the two remaining parcels of land in the Kekaha Agriculture Park not yet under lease to the Company, and $1.0 million is intended to provide working capital.

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

All of the potential vectors of shrimp pathogens are not completely known. Contamination from infected broodstock and/or adjacent shrimp farms are understood to be the principal causes of infection. The Company has aggressively applied a disease prophylaxis strategy to prevent infection at its farm. When beginning operations, the Company first established its hatchery operation with state of the art animals known to be free of diseases associated with shrimp aquaculture, and committed to use exclusively its high health seed in all its farming operations. The location selected is an arid, isolated portion of Kauai, an island where no other shrimp farms exist, and seawater is drawn from deep seawater wells rather than directly from the ocean to preclude the incidental introduction of pathogens. The Company established rigorous quarantine and biosecurity procedures, a continuous pathological surveillance program, and health management protocols, and controls the transfer of materials, animals, vehicles and pedestrian traffic on its hatchery. To date, these and other disease prophylaxis strategies have been successful. Although such measures are considered the most effective means to ensure animal health, there is no absolute assurance against an incident in the future.

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

Items 1, 3, and 5. Not Applicable

Item 2. Changes in Securities and Use of Proceeds

In April 2001, the Company received commitments from existing shareholders for up to $3.9 million in additional financing. The commitments are in the form of subscription agreements to purchase Dual Rate Convertible Debentures. The subscribers have deposited the funds in an escrow account. The Company may draw on the funds at such times and in such amounts as it may determine at any time until March 1, 2002. During the quarter ended October 31, 2001, the Company had draws from escrow totalling $650,000 and issued debentures in that principal amount. The debentures were sold in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

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

Item 4. Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Shareholders on September 7, 2001. The number of shares represented at this meeting in person or by proxy was 6,084,644 out of a total of 7,426,272 shares issued and outstanding. Following are descriptions of the matters voted on and the results of such meeting:

Matter Voted On	For	Number of Votes Against	Abstained
1. Election of Directors:
John Chen	6,084,624	-	20
Ernest K. Dias	6,084,624	-	20
Gordon J. Mau	6,084,624	-	20
Anthony Rutledge	6,084,624	-	20
Shinichiro Watari	6,084,624	-	20
2. Approval to Amend Articles of Incorporation to Change Name of Corporation to Ceatech USA, Inc.	6,079,584	20	5,040
3. Ratification of Appointment of Independent Certified Public Accountants	6,080,604	4,020	20

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

(b) Reports on Form 8-K

On August 13, the Company filed a Form 8-K/A for Changes in Issuer's Certifying Accountant

a) Previous independent accountants

On August 7, 2001, Controlled Environment Aquaculture Technology, Inc. (the "Company") dismissed Sprayberry, Barnes, Marietta & Luttrell located in Oxnard, California as its independent accountants. The Company's Board of Directors participated in and approved the decision to change independent accountants. The reports of Sprayberry, Barnes, Marietta & Luttrell for the past two fiscal years contained a going concern qualification but did not contain any other adverse opinion or disclaimer of opinion and were not qualified or modified as to any other uncertainty, audit scope or accounting principle.

In connection with its audits for the two most recent fiscal years and through August 7, 2001, there have been no disagreements with Sprayberry, Barnes, Marietta & Luttrell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sprayberry, Barnes, Marietta & Luttrell would have caused them to make reference thereto in their report on the financial statements for such years.

b) New independent accountants

The Company engaged PricewaterhouseCoopers LLP as its new independent accountants as of August 7, 2001. During the two most recent fiscal years and through August 7, 2001, the Company has not consulted with PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements with a written report or oral advice provided to the Company that PricewaterhouseCoopers LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Ceatech USA, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Ceatech USA, Inc. (Issuer)
Date: December 14, 2001	By:	/s/ Edward T. Foley EDWARD T. FOLEY
Executive Vice President Chief Financial Officer (principal financial and accounting officer)