Form 10KSB
period 2002-01-31
CEATECH USA INC
filed 2002-05-10
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2002

or

_ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 0-25868

Ceatech USA, Inc.

(Name of small business issuer in its charter)

Colorado	84-1293167
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Bishop Street, Suite 303 Honolulu, HI	96813
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (808) 836-3707

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.__

The aggregate market value of common stock held by non-affiliates of the issuer as of March 31, 2002 was $1,836,537. As of March 31, 2002, there were 7,426,272 shares of the issuer's common stock outstanding. The issuer's revenue for the most recent fiscal year was $2,567,172.

Transitional small business disclosure format Yes __ No X

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Description of Business.

General

Ceatech USA, Inc. ("Ceatech" or "the Company"), formerly known as Controlled Environment Aquaculture Technology, Inc. and Global Capital Access Corporation, was incorporated under the laws of the State of Colorado on January 19, 1995. In August 1997, Ceatech's common stock began trading "over-the-counter" on the NASD Bulletin Board. The Company's trading symbol is "CEAH".

Ceatech is a shrimp aquaculture company that uses and is refining specialized, advanced biotechnological methods for breeding and growing premium quality Pacific White Shrimp marketed primarily in Hawaii and the west coast of the U.S. mainland under the names "Kauai ShrimpTM" and "Hawaiian Sugar Cane Shrimp". The Company's vertically integrated hatchery, farm and processing facilities are located on the island of Kauai, Hawaii. Ceatech uses selective breeding and strict environmental control techniques to produce high health, disease free hatchery products primarily for stocking the Company's grow out facilities and occasionally for sale to other commercial hatcheries. Ceatech's farm grow out facilities are of advanced technological design, and when combined with the Company's scientifically developed production protocols and innovative harvesting and processing methods produce per acre yields of exceptionally high quality which exceed normal shrimp aquaculture yields by a wide margin.

During the year ended January 31, 2002, the Company received $3,675,000 from the issuance of convertible debenture loans. The proceeds from the debentures were used for capital improvements including the construction of an additional twenty one-acre growout ponds and two half-acre nursery ponds, to construct additional facilities and purchase additional equipment for the Company's hatchery and processing facility, and for working capital.

Operations

At its aquaculture farm operations located on the island of Kauai, the Company is applying and refining advanced technologies for intensive, sustainable shrimp aquaculture farming which were developed as part of a multimillion dollar aquaculture research program sponsored by the U.S. Department of Agriculture. These technologies evolved from over fifteen years of research and practical experimentation conducted within the aforementioned USDA program by, among others, several of the Company's key technical, managerial and operations personnel.

Strict quality controls over the entire shrimp production process from breeding to distribution for sale are an integral part of the Company's technologically advanced aquaculture methods. All of the farm stock is sourced from Ceatech's own state of the art breeding and hatchery facilities at which selectively bred broodstock and seed stock are produced and reared under tightly controlled conditions designed and maintained to prevent the introduction of disease and to insure animal high health. The farm growout facilities are fully lined, circular ponds designed with and linked to water supply and drainage facilities that enable continuous water exchange and waste removal during growing cycles. Half-acre ponds are used as nursery units for the rearing of post larvae seed stock to juvenile stage animals, and one-acre production ponds are used for growing the juvenile shrimp to market size. The one-acre production ponds are also designed to enable rapid and complete onetime harvesting of a pond that minimizes product damage and deterioration that may result from prolonged handling by traditional harvest methods. The farm shrimp are fed exclusively with a commercial feed specifically developed and formulated to provide good nutrition and promote rapid growth. Finally, the entire growout system includes extensive drainage canals and large settling basins designed to minimize the environmental impact of waste discharge from the farm.

Marketing

The Company distributes a small amount of its farm product to local markets on Kauai. The vast majority of farm product is marketed throughout the State of Hawaii and the U.S. mainland under arrangements with two wholesale seafood distributors based in Honolulu, Hawaii and Orange County, California, respectively. Sales of fresh, chilled, whole shrimp are currently limited to the local Hawaiian market, and sales of product in fresh, chilled, tail only form are primarily earmarked for the U.S. mainland, mostly to specialty seafood stores and outlets in several major west coast cities, and to a limited number of specialty food outlets in the midwest and east coast. Frozen tails, the form in which the majority of the Company's product is currently distributed, are sold both locally and on the U.S. mainland. When farm production is increased and head on freezing capability is installed in the Company's processing facility, more aggressive efforts will be made to market frozen whole shrimp. The Company and its primary distributors market the Company's farm product under the names Kauai ShrimpTM and Hawaiian Sugar Cane Shrimp.

The Company remains committed to creating and maintaining market differentiation and acceptance of its shrimp as a premium product commanding a price substantially higher than prices generally prevailing in the commodity market. The Company works closely with its distributors who are likewise committed to product promotions designed to obtain premium pricing. The Company is also exploring high volume markets for frozen head on product in Europe.

Competition

Competition for sale of the Company's farm shrimp is from a full range of capture and aquaculture suppliers of shrimp worldwide. Despite the fact that global demand for shrimp generally exceeds supply, the general commodity price structure for shrimp is affected significantly by short-term changes in world supply and can be affected by pricing tactics implemented by some of the world's largest producers. The Company's principal market strategy is to isolate itself from the effects of general commodity price fluctuations by identifying and establishing a market for its shrimp as a high health, premium product grown exclusively and uniquely in Hawaii. Nevertheless, sharp downfalls in global commodity prices still have a significant effect on the Company's marketing efforts, especially in the smaller sizes of shrimp where "premium product" differentiation is more difficult.

Employees

As of January 31, 2002, the Company had 66 employees, of which 50 were full time. Currently, none of the Company's employees are represented by a collective bargaining unit.

Item 2. Description of Property.

The Company's farm operation is located on approximately 142 acres of leased land at the Kekaha Agricultural Park on the island of Kauai. The leases with the State of Hawaii have terms that expire in 2042 and 2043. In addition, the Company has been issued a Revocable Permit for 246 acres of land adjacent to its present farm location on which further expansion of its farming operation is anticipated.

The Company also has a thirty-five year lease at the site of its former processing facility in Hanapepe, Kauai, totaling approximately one acre. During the year ended January 31, 2002, the Company completed construction of a new 5,000 square foot processing facility at this site.

The Company leases 1,200 square feet of office space in the airport industrial area of Honolulu, Hawaii and also leases 250 square feet of office space in downtown Honolulu. In addition, the Company leases 900 square feet of office space in Waimea on the island of Kauai.

Item 3. Legal Proceedings.

As of January 31, 2002, there was no litigation pending in which Ceatech or any of its subsidiaries is a party, or in which, to the best of management's knowledge, Ceatech or any of its subsidiaries may be joined as a party.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters submitted to a vote of security holders during the fourth quarter ended January 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the Over the Counter, NASD Bulletin Board under the symbol "CEAH." The following table sets forth the high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

	High	Low
Fiscal Year 2001
First Quarter	1.25	0.88
Second Quarter	1.25	0.91
Third Quarter	1.15	0.55
Fourth Quarter	1.00	0.55

Fiscal Year 2000
First Quarter	1.75	1.00
Second Quarter	1.63	0.88
Third Quarter	1.06	0.75
Fourth Quarter	1.03	0.41

The closing sale price of the Company's common stock as reported on the Over the Counter Bulletin Board on March 31, 2002 was $0.60 per share. The prices shown above are bid prices, which represent prices between broker/dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions. At March 31, 2002, there were approximately 378 stockholders of record of the Company's common stock.

There have been no cash dividends declared or paid on the shares of Ceatech's common stock and management does not anticipate payment of dividends in the near future. In addition, the Company's Bank of America Loan presently restricts payment of cash dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Overview

During the fiscal year ended January 31, 2002, the Company expanded its farm facilities at the present Kekaha Agriculture Park location from twenty to forty growout ponds. Although the benefit of having an additional twenty growout ponds was realized for only a part of the year, there was a 50% increase in product harvested during the year as compared to the previous year. The increase is attributable to having a greater number of ponds in production for a part of the year and the completion and full use of the Company's processing facility in Hanapepe.

Currently, the processing facility is equipped for sorting, preparing and packaging for wholesale distribution both fresh and individually quick frozen ("IQF") product in both head-on and tail only form. As anticipated, the facility enables the Company to fully sort, prepare, and ready for shipment (in fresh or frozen form) the production from an entire growout pond within 24 hours of the harvest under strictly controlled conditions designed to insure proper temperature and sanitation at all times. The facility is also designed to accommodate "block" and/or "plate" freezing equipment which are generally considered superior methods for freezing head-on product.

Despite the increased production, cash flow from the farm operations were insufficient to cover the Company's recurring operational and administrative expenses. While this result was anticipated to a degree, the shortfall in cash flow was aggravated by the adverse effects on the market for the Company's shrimp caused by the events of September 11, 2001 and aftermath. There was an immediate decline in demand for sales of fresh product in both local markets and high-end retail markets on the west coast. As a result, the Company experienced a large increase in its inventory of frozen product, which it is currently engaged in reducing to pre-9/11 levels.

Beyond the current expansion within the Kekaha Agriculture Park, the Company has continued its efforts to obtain the rights to a portion of several thousand acres of State-owned land adjacent to and in the immediate vicinity of the farm formerly leased by a major sugar cane grower. The Company has a short-term revocable permit for the use of 246 acres of this land located directly across the street from the present farm site which is the best available land for efficient expansion of the farm beyond the Kekaha Agriculture Park. If and when the Company is able to commit to a long-term use of this property for its farm operations, it is expected that the revocable permit will be converted into a long-term lease. The Company remains active in the extensive discussions and meetings with other potential users of portions of the vacated lands and with State of Hawaii representatives in regard to the best means of structuring long-term leases for these lands and the best means of maintaining and reconfiguring the infrastructure and vital utility services necessary to support future uses of these lands in the near and long term. Through its active participation in the planning process, management is reasonably confident that the Company eventually will be able to secure enough land to accommodate all expansion in the foreseeable future.

Results of Operations

General

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $7.4 million. Such losses have been financed through a combination of funds provided by stockholders and funds provided by loans from financial institutions. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses since inception, and, therefore, in accordance with generally accepted accounting principles, doubt must be expressed regarding the Company's continuing viability. For the year ended January 31, 2002, the Company incurred a net loss of $1,645,280, and as of January 31, 2002, the Company had a retained deficit of $7,428,824. In addition, the Company used cash in operations of $2,084,236 and used cash for investing activities of $2,507,777 during the year ended January 31, 2002.

Although the Company has finished the construction on the second phase of growout ponds, management feels that the existing forty growout ponds will not produce a sufficient quantity of shrimp to generate positive cash flow. It is currently management's intent to lease additional land and to construct more growout ponds. Presently, the Company intends to finance such expansion through the issuance of additional debt or equity.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing loan agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. The Company is actively pursuing plans for additional financing through, among others, additional debt financing, an equity offering, or some combination thereof. However, there is no assurance that such debt or equity can be obtained on terms acceptable to the Company. The lack of additional financing or capital will have an adverse impact on the ability of the Company to continue its operations.

Year End

For purposes of the following discussion, the Company's 2001 fiscal year ended on January 31, 2002 and the 2000 fiscal year ended on January 31, 2001.

Product Sales

The Company's revenue from shrimp sales for the 2001 fiscal year was approximately $2.6 million compared to approximately $2.2 million for the 2000 fiscal year. During the 2001 fiscal year, the Company sold approximately 427,000 pounds of farm shrimp as compared to 383,000 pounds of farm shrimp in the prior year. This 44,000 pound volume increase resulted in an approximately $300,000 increase in revenue and another $200,000 increase was the result of higher average pricing, primarily of the Company's frozen tail product. The Company's revenue from the sale of hatchery products was $76,000 for fiscal year 2001 as compared to $254,000 for fiscal 2000. In the near term, the Company has no plans to establish a separate business with its primary purpose being the production and sale of hatchery products (i.e., broodstock and post larvae animals). The Company will sell broodstock and post larvae animals to outside hatchery and farm operations that are not in direct competition with the Company only when its hatchery stocks are far in excess of the amounts needed to service the Company's own farm operations.

Cost of Sales

Cost of sales for the 2001 fiscal year was approximately $2.6 million compared to $2.7 million in fiscal year 2000. During the year 2001, the Company achieved break-even operations at the gross margin level, primarily as the result of higher sales volume and higher average pricing.

General and Administrative Expenses

General and administrative expenses were $1.1 million for both fiscal year 2001 and fiscal year 2000. Continued cost containment resulted in a reduction in the loss from operations to $1.1 million in fiscal year 2001 from $1.6 million in fiscal year 2000.

Interest Expense

During the fiscal years ended January 31, 2002 and January 31, 2001, the Company incurred total interest costs of approximately $645,000 and $462,000, respectively. In fiscal year ended January 31, 2002, $110,000 was capitalized to the Company's self-constructed real property improvements, and $535,000 was recognized as interest expense. The increase in interest incurred resulted from higher debt levels.

Liquidity and Capital Resources

Since inception in January 1995 through January 1999, the Company financed its operations and capital requirements primarily through a combination of equity and debt. The Company requires additional capital to expand its growout facilities and for working capital purposes. The Company currently believes its ability to generate sufficient funds internally for working capital purposes is limited by the lack of such facilities.

In April 2001, the Company received commitments for additional capital in the form of subscription agreements with existing shareholders to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. The subscribers deposited funds required to purchase the full $3.9 million in principal amount of the debentures in escrow. As of January 31, 2002, the Company made draws of $3,675,000 against the funds deposited in escrow and issued debentures in principal amount of $3,675,000. The Company made draws and issued debentures for the remaining $225,000 in February 2002. These debentures bear interest at the rate of 11.5% per annum from the date of issuance through March 1, 2002. Thereafter, the annual interest rate on outstanding debentures will be reduced to 3.0%. All interest earned from the date of issuance of a Debenture through March 1, 2002, will be deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2002, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The holders of these debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2002, into shares of the Company's common stock. The maximum number of shares the Company may be required to issue upon conversion would be approximately 6,100,000 shares at an average price of approximately $0.64 per share. These debentures are subordinated to the loan payable to the Bank of America. Subject to this subordination restriction, the Debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

During the quarter ended January 31, 2002, the Company received approval from the Department of Agriculture of the State of Hawaii for a loan of $2.5 million to be used primarily for the construction of twenty grow out ponds and four nursery ponds and related infrastructure and equipment on State land adjacent to the existing Kekaha Agriculture Park farm site which will be acquired under a lease arrangement currently under negotiation. The Company also received a loan commitment for $2.3 million from Central Pacific Bank conditioned upon finalization of the aforementioned State loan and upon obtaining a 90% loan guarantee from the United States Department of Agriculture. Of this $2.3 million loan, $1.3 million is intended to fund the construction of eight additional one-acre grow out ponds and related infrastructure on the two remaining parcels of land in the Kekaha Agriculture Park not yet under lease to the Company, and $1.0 million is intended to provide working capital. Subsequent to the year ended January 31, 2002, the commitments for both the State of Hawaii Department of Agriculture and the Central Pacific Bank loans expired due to covenant issues related to the Company's Bank of America loans. See Note 4. to the Consolidated Financial Statements. The Company is currently addressing these issues in order to restore these loan commitments. The Company is also actively pursuing plans for additional financing through a private equity offering.

There can be no assurance that such debt or equity would be obtained on terms acceptable to the Company. The lack of such additional financing will have an adverse impact on the ability of the Company to continue its operations.

Certain Factors That Might Affect Future Results

The Company's operating results and financial condition have varied in the past and may vary significantly in the future due to changes or variations in a number of factors beyond the Company's ability to control or anticipate. Hence, the descriptions and accounts of the Company and its business as set forth herein include forward-looking statements that involve matters of considerable risk and uncertainty. The following factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

The uncertainty of being able to acquire land to accommodate additional expansion of the Company's farm operations poses risks for the business, which will vary according to the Company's need for and scope of expansion. The existing forty production ponds are located entirely within the State owned Kekaha Agricultural Park. The Company leases this land from the State of Hawaii Department of Agriculture for a term of forty-five years. For future expansion, the best available land is the abundant acreage adjacent to the Agricultural Park previously devoted to sugar cane but now abandoned and largely unused. Leasehold, infrastructure and utility costs and the requirements for obtaining land use approval and permits will be significant factors in determining the ultimate feasibility of expanding into these lands. The risk of competition for acquisition of these lands is mitigated by the lack of other economically viable long-term uses, but inability to obtain portions of these lands could have a material adverse effect on the Company's financial condition.

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

The farming operation may be affected by variability in weather both intra-annually (i.e., seasonality) or inter-annually. Either type of variability that would incur lower temperatures would tend to be associated with lower growth rates and/or pond productivity. Similarly, either form of temporal climatic variability that would significantly increase rainfall and/or the potential for significant storm activity could negatively affect farm performance.

The business of the Company is subject to substantial local, state and federal regulations, including, but not limited to, occupational health and safety standards, food product health and safety regulations, archaeological preservation laws, and environmental regulations. The Company believes that it has acquired all necessary permits and licenses for its animals, seawater wells, pumps, ponds, and buildings constructed to date. In 1999,the Company was granted a permit to discharge effluent to the ocean. This permit is valid through April 2004 and allows a discharge volume equivalent to that from 100 ponds. The processing/freezing facility in Hanapepe, Kauai required approval of a facility design permit from the Department of Health. There is no assurance that additional environmental or food safety compliance issues will not arise in the future that could have a material effect on the Company's operations.

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

Commercially available feeds of appropriate nutritional composition and acceptable price need to be shipped from U.S. mainland suppliers to the farm. The unavailability of feed, large price increases, or interruptions in transport service would negatively affect the Company's operations. In addition, the capability to import appropriate feeds at acceptable prices is a risk that the Company has attempted to address through the establishment of relations with multiple feed vendors. Nonetheless, the cessation of business of any one of the specialized feed suppliers used by the Company, or substantial, industry wide changes in the economics of the feed industry, or the occurrence of labor strikes, which interrupt the shipping of feed, could negatively impact the Company's operations.

The Company's basic marketing strategy for its consumable product is to obtain a premium price by differentiating its shrimp from commodity grade product in terms of its superior taste, texture, cleanliness and freedom from chemical additives. The Company should be able to obtain a higher price by demonstrating to its customers the high quality and purity of the product and the care taken by the Company to assure its high quality. The Company should also be able to obtain a higher price by marketing its product in the fresh form, as there is no other fresh chilled product available in the market. In spite of these marketing efforts, if the world shrimp market is flooded with low priced commodity grade product, it is likely that the demand for the Company's product and the amount of premium the Company's product can command will fall temporarily. This is especially true for smaller sizes of shrimp, which are difficult to market as "premium shrimp". The Company's larger shrimp are less susceptible to price elasticity. Management believes that the Company can further expand the base of customers willing to pay a higher price for the its shrimp by marketing its shrimp as the only fresh premium product available and improving the Company's ability to supply increased quantities of uniformly sized product on a regular basis. Expansion of the farm and development of the Company's own facility for processing, freezing were undertaken for these purposes; but until these expanded and improved facilities prove capable of meeting the demands of large scale end users consistently, the Company will remain subject to the uncertainties of global commodity price fluctuations which can adversely affect the Company.

Item 7. Financial Statements.

The Company's Financial Statements, together with the independent audit reports, appear at pages 14 through 26 of this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act.

The names, ages and positions of all directors and executive officers serving the Company as of January 31, 2002 were as follows:

John Chen	43	President, Plum Creek Villages
Ernest K. Dias	63	President, Chief Operating Officer and Director
Edward T. Foley	50	Executive Vice President, Chief Financial Officer
Gordon J. Mau	55	Chairman, Board of Directors
Anthony Rutledge	55	President, Unity House, Inc.
Shinichiro Watari	54	Chairman, Hibiscus Investments, Inc.

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

Mr. Rutledge is President and Chief Executive Officer of Unity House, Inc., a major shareholder in the Company. Mr. Rutledge has over 30 years experience in labor union management, real estate investments and trust fund administration. He served as the Financial Secretary-Treasurer of the Hotel Employees and Restaurant Employees Union in Hawaii from 1986 to 2000, and served as a member of the Board of various Hawaii-based organizations.

Mr. Watari is Chairman of Hibiscus Investments, Inc., a major shareholder in the Company. Mr. Watari is also President and Chief Executive Officer of Cornes and Co., Ltd. (Japan and Hong Kong), Chairman of Quicksilver Connections Ltd. (Australia) and Chairman of Pacific World Holdings Ltd. (Hong Kong). Mr. Watari holds both a Bachelor of Arts and Master of Architecture degrees from Washington University in St. Louis, Missouri. He also attended the Program for Management Development at Harvard Business School.

The term of office of each of the directors named above will continue until the next Annual Meeting of Shareholders or until a successor has been elected and qualified.

Each of the directors, officers or beneficial owners of more than 10% of the Company's securities named herein are required to comply with the reporting requirements set forth in Section 16(a) of the Securities Exchange Act of 1934. The Company has not received any reports required to be filed under Section 16 during or with respect to the year ended January 31, 2002.

Item 10. Executive Compensation.

During the fiscal year ended January 31, 2002, the following named executive officers received compensation in excess of $100,000 for services rendered to the Company:

Name and	Year Ended	Annual Compensation
Principal Position	January 31,	Salary	Bonus
Ernest K. Dias	2002	$100,000	$10,000
President, Chief Operating Officer	2001	100,000	--
Edward T. Foley	2002	112,500	30,000
Executive Vice President, Chief Financial Officer	2001	75,000	--

In September 2000, the Company's shareholders approved the Stock Compensation Program ("Program"). A total of 1,000,000 shares of the Company's common stock has been reserved for the Program. As of January 31, 2002 no options have been granted, and no restricted shares have been issued under the Program nor has any officer or director received any other form of noncash compensation.

The Company had no employment contracts with any of its officers or directors during the fiscal year ended January 31, 2002. In addition, the Company's directors do not receive any cash compensation for service on the Board of Directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 31, 2002, with respect to the beneficial ownership of the Company's common stock by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director; (iii) named executive officers; and (iv) all current executive officers and directors as a group.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership	Class (a)

Shinichiro Watari (1)(2)(3)	3,805,401	25.91%
9010 Miramar Road
San Diego, CA 92126

John Chen (1)(3)	2,822,810	19.22%
1000 Bishop St., Suite 303
Honolulu, HI 96813

Unity House, Inc. (3)	2,555,437	17.40%
444 Hobron Lane
Honolulu, HI 96815

Anthony Rutledge (1)	-	-
444 Hobron Lane
Honolulu, HI 96815

Gordon J. Mau (1)(3)	1,135,894	7.74%
1000 Bishop St., Suite 303
Honolulu, HI 96813

Ronald W. K. Yee (1)(3)	1,003,789	6.84%
1000 Bishop St., Suite 303
Honolulu, HI 96813

Ernest K. Dias (1)	300,000	2.04%
540 Lagoon Dr., Suite 3 & 4
Honolulu, HI 96819

Edward T. Foley (1)	--	--
1000 Bishop St., Suite 303
Honolulu, HI 96813

Directors and named
executive officers as a
group (six persons)	8,064,104	54.92%

1) The person listed is an officer, a director, or both, of the Company.

2) Company has issued two 7.75% convertible subordinated debentures totaling $1,000,000 to Hibiscus Investments, Inc., the beneficial ownership and control of which is attributable to Mr. Watari. Each such debenture entitles the holder to convert the principle amount thereof, together with accrued but unpaid interest thereon, into fully paid shares of the Company's Common Stock. The shares acquired by conversion as aforesaid would be "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, and accordingly, may not be sold or transferred by the holders thereof in the absence of an effective registration statement or an opinion of counsel satisfactory to the Company that a proposed transfer does not violate applicable securities laws. As of March 31, 2002, the number of shares which may be acquired by Mr. Watari through conversion of these debentures is 1,109,562.

3) The table includes a total of 6,204,822 shares of the Company's common stock, which may be acquired by certain listed beneficial owners upon conversion of the principal amount of Dual Rate Convertible Debentures issued to them by the Company which are eligible to be converted as of the Record Date, together with accrued but unpaid interest thereon. Common stock acquired by conversion as aforesaid would be "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, and accordingly, may not be sold or transferred by the holders thereof in the absence of an effective registration statement or an opinion of counsel satisfactory to the Company that a proposed transfer does not violate applicable securities laws. As of March 31, 2002, the number of shares of common stock which may be acquired by each of the noted beneficial owners through conversion of the Dual Rate Convertible Debentures as aforesaid is as follows: (i) Mr. Watari - 1,415,839; (ii) Mr. Chen - 1,672,420; (iii) Unity House, Inc. - 1,955,437; (iv) Mr. Mau - 496,656; (v) Mr. Yee - 608,040.

Item 12. Certain Relationships and Related Transactions.

In April 2001, the Company received commitments from certain existing shareholders and directors for up to $3.9 million in additional financing. The commitments were in the form of subscription agreements to purchase Dual Rate Convertible Debentures. As of January 31, 2002, the Company had drawn a total of $3,675,000 and issued debentures in that principal amount.

All debentures that are issued bear interest at the rate of 11.5% per annum from the date of issuance through March 1, 2002. Thereafter, the annual interest rate on outstanding debentures will be reduced to 3.0%. All interest earned from the date of issuance of a debenture through March 1, 2002, will be deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2002, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The holders of the debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2002, into shares of the Company's common stock. In the event all $3.9 million in principal amount of debentures are issued and then converted by their holders into shares of common stock, the maximum number of shares the Company may be required to issue upon conversion would be approximately 6,100,000 shares at an average price of approximately $0.64 per share. Upon issuance, the shares will constitute "restricted securities" as defined in Rule 144 under the Securities Act of 1933.

Item 13. Exhibits and Reports on Form 8-K.

a. Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended January 31, 2002.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Ceatech USA, Inc.

(Issuer)

Date: May 10, 2002	By: /s/ ERNEST K. DIAS
Ernest K. Dias
President,
Chief Operating Officer

Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

By: /s/ JOHN CHEN	Director	May 10, 2002
John Chen

By: /s/ ERNEST K. DIAS	President, Chief Operating	May 10, 2002
Ernest K. Dias	Officer
(principal executive officer)

By: /s/ EDWARD T. FOLEY	Executive Vice President,	May 10, 2002
Edward T. Foley	Chief Financial Officer
(principal financial and
accounting officer)

By: /s/ GORDON J. MAU	Chairman of the Board	May 10, 2002
Gordon J. Mau

By:	Director	May __, 2002
Anthony Rutledge

By:	Director	May , 2002
Shinichiro Watari

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

Ceatech USA, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ceatech USA, Inc. and its subsidiaries at January 31, 2002, and the results of operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a retained deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers, LLP

Honolulu, Hawaii

April 25, 2002

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders

Ceatech USA, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Ceatech USA, Inc. and Subsidiaries for the year ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ceatech USA, Inc. for the year ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a retained deficit. Management's plans in regard to these matters are also described in Note 2.

Sprayberry, Barnes, Marietta & Luttrell

Oxnard, California

April 20, 2001

Ceatech USA, Inc. and Subsidiaries

Consolidated Balance Sheet

January 31,
2002
Assets
Current assets:
Cash and cash equivalents	$ 222,359
Accounts receivable - net	311,154
Inventory	2,125,192
Other	46,933
Total current assets	2,705,638
Property, plant and equipment - net	7,551,544
Total assets	$10,257,182

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 837,815
Current portion of long-term debt	2,491,766
Other	162,964
Total current liabilities	3,492,545

Long-term debt	81,483
Convertible debentures, net of beneficial conversion feature	3,368,190
Accrued interest on convertible debentures	312,069
Commitments and contingencies	--
Stockholders' equity:
Common stock at no par value: 100,000,000 shares authorized,
7,426,272 issued and outstanding	8,835,866
Additional paid-in capital	1,595,853
Retained deficit	(7,428,824)
Total stockholders' equity	3,002,895
Total liabilities and stockholders' equity	$10,257,182

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended January 31,
	2002	2001

Sales	$ 2,567,172	$ 2,240,880
Cost of sales	2,555,608	2,668,830
Gross margin (loss)	11,564	(427,950)

General and administrative expenses	1,125,386	1,142,378
Loss from operations	(1,113,822)	(1,570,328)
Interest expense	(534,612)	(461,708)
Interest income	3,154	23,257
Other income	--	30,948

Net loss	$(1,645,280)	$(1,977,831)

Basic and diluted loss per common share	$ (0.22)	$ (0.42)

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended January 31,
	2002	2001
Operating activities
Net loss	$(1,645,280)	$(1,977,831)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	525,800	229,946
Other	92,718	-
Net changes in operating assets and liabilities
Accounts receivable	(132,741)	98,000
Inventory	(1,353,901)	(191,670)
Other assets	14,169	35,850
Accounts payable	109,719	336,908
Other liabilities	305,280	163,418
Net cash used in operating activities	(2,084,236)	(1,305,379)

Investing activities
Capital expenditures	(2,507,777)	(1,130,588)
Net cash used in investing activities	(2,507,777)	(1,130,588)

Financing activities
Proceeds from issuance of convertible debentures	3,675,000	1,400,000
Proceeds from issuance of common stock	1,325,000	875,000
Use of restricted cash for revolving line of credit	250,000	79,292
Principal payment on revolving line of credit	(235,000)	--
Proceeds from issuance of debt	102,117	125,000
Principal payments on long-term debt	(376,104)	(183,901)
Net cash provided by financing activities	4,741,013	2,295,391

Change in cash and cash equivalents	149,000	(140,576)
Cash and cash equivalents at beginning of period	73,359	213,935
Cash and cash equivalents at end of period	$ 222,359	$ 73,359

Supplemental cash flow information
Interest paid, net of amounts capitalized	$ 277,436	$ 387,708
Income taxes paid	--	--

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 31, 2000	4,355,450	$5,765,044	$208,325	$(3,805,713)	$2,167,656
Issuance of common stock	875,000	875,000	-	--	875,000
Conversion of convertible
debentures including accrued
interest	416,041	416,041	--	--	416,041
Conversion of notes payable	442,781	442,781	--	--	442,781
Net loss	--	--	--	(1,977,831)	(1,977,831)
Balance, January 31, 2001	6,089,272	7,498,866	208,325	(5,783,544)	1,923,647
Issuance of common stock	1,337,000	1,337,000	--	--	1,337,000
Convertible debentures beneficial
conversion feature	--	--	1,387,528	--	1,387,528
Net loss	--	--	--	(1,645,280)	(1,645,280)
Balance, January 31, 2002	7,426,272	$8,835,866	$1,595,853	$(7,428,824)	$3,002,895

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATION

Ceatech USA, Inc. ("Ceatech" or "the Company"), formerly known as Controlled Environment Aquaculture Technology, Inc., was incorporated under the laws of the State of Colorado on January 19, 1995.

Ceatech is a shrimp aquaculture company that uses specialized, advanced biotechnological methods for breeding and growing premium quality Pacific White Shrimp marketed primarily in Hawaii and the U.S. mainland under the name "Kauai Shrimp". The Company's vertically integrated hatchery, farm and processing facilities are located on the island of Kauai, Hawaii. Ceatech uses selective breeding and strict environmental control techniques to produce high health; disease free hatchery products primarily for stocking the Company's grow out facilities and occasionally for sale to other commercial hatcheries. Ceatech's farm grow out facilities are of advanced technological design, and together with the Company's highly evolved production protocols and innovative harvesting and processing methods produce exceptionally high per acre yields of distinctively high quality table shrimp.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained net losses since inception, and therefore, doubt must be expressed regarding the Company's continuing viability. For the year ended January 31, 2002, the Company incurred a net loss of $1,645,280, and at January 31, 2002, the Company had a retained deficit of $7,428,824, which raises substantial doubt about its ability to continue as a going concern. In addition, the Company used cash in operations of $2,084,236 and used cash for investing activities of $2,507,777.

Although the Company has finished the construction on the second phase of growout ponds, management feels that the existing forty growout ponds will not produce a sufficient quantity of shrimp to generate positive cash flow. It is currently management's intent to lease additional land and to construct more growout ponds. Presently, the Company intends to finance such expansion through the issuance of additional debt or equity.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing loan agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. The Company is actively pursuing plans for additional financing through, among others, additional debt financing, an equity offering, or some combination thereof. However, there is no assurance that such debt or equity can be obtained on terms acceptable to the Company. The lack of additional financing or capital will have an adverse impact on the ability of the Company to continue its operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b) Revenue Recognition

Revenue from the sale of the Company's farm shrimp and hatchery products is recognized upon shipment of the product, at which time title passes to the customer.

c) Use of Estimates

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

d) Fair Value of Financial Instruments

The carrying value of certain of the Company's financial instruments, including cash, accounts receivable and accounts payable approximates fair value due to the relatively short maturity of such instruments. The current value of the Company's borrowings under its short-term notes payable, revolving line of credit and long-term debt instruments approximate fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the Company's financial instruments are held for trading purposes.

e) Concentration of Credit Risk - Cash

The Company maintains its cash balances in financial institutions located in Honolulu, Hawaii. The Federal Deposit Insurance Corporation insures the balances up to $100,000. At various times throughout the year ended January 31, 2002, the Company maintained balances in excess of federally insured limits.

f) Major Customers

The Company had two major customers that accounted for approximately 81% of sales for the year ended January 31, 2002, and approximately 56% of accounts receivable as of January 31, 2002. During the year ended January 31, 2001, four customers accounted for approximately 70% of sales.

g) Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

h) Accounts Receivable

The allowance for doubtful accounts is established through a provision for bad debt charged to expense. Receivables are charged off against the allowance when management believes that the collectibility of the account is unlikely. Recoveries of amounts previously charged off are credited to revenues. Allowance for doubtful accounts as of January 31, 2002 was $78,739.

i) Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. Shrimp in maturation process and shrimp held for sale include the cost of maintenance to maturity. Inventory at January 31, 2002 was composed of the following:

Shrimp in maturation process	$1,159,674
Shrimp held for sale	724,000
Broodstock shrimp	109,006
Feed	105,469
Supplies	27,043
$2,125,192

j) Interest

The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. During the year ended January 31, 2002, the Company capitalized $110,231 of interest. Total interest incurred for the year ended January 31, 2002 amounted to $644,843. Interest expense and the total cost incurred amounted to $461,708 for the year ended January 31, 2001.

k) Income Taxes

The Company files a consolidated federal income tax return. The subsidiaries pay to or receive from the parent company the amount of federal income taxes they would have paid or received had the subsidiaries filed separate federal income tax returns. During the years ended January 31, 2002 and 2001, the Company paid no income taxes.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted deferred tax assets and liabilities are adjusted through the provision for income taxes.

l) Property, Plant and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, plant and equipment are provided using the straight-line method over the estimated useful lives.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the asset is deemed impaired and the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Property, plant and equipment at January 31, 2002 consisted of the following:

Asset Classification	Amounts	Estimated
Land improvements	$2,819,129	15-39 years
Ponds	2,775,881	7-10 years
Buildings	1,749,874	20-39 years
Equipment	1,617,600	5-10 years
	8,962,484
Less - Accumulated Depreciation	(1,410,940)
	$7,551,544

Depreciation expense amounted to $525,800 for the year ended January 31, 2002 and $229,946 for the year ended January 31, 2001.

m) Loss Per Share

Loss per share calculations are in accordance with SFAS No. 128, "Earnings Per Share". "Basic" earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding common stock warrants and convertible debentures. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have an antidilutive effect for the years presented. Basic net loss per share is based on the weighted average number of common shares outstanding of 7,330,179 and 4,658,246 at January 31, 2002 and 2001, respectively.

n) Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended January 31, 2002 and 2001 were $32,816 and $23,186, respectively.

4. LONG-TERM DEBT

Long-term debt consisted of the following amounts at January 31, 2002:

Bank of America loan payable at year-end interest rate of 6.75%	$2,440,562
Other	132,687
$2,573,249
Less current portion	(2,491,766)
$81,483

The Company has a loan payable to Bank of America, collateralized by the ponds, buildings and improvements, guaranteed by the United States Department of Agriculture, due in monthly payments of $46,210 with interest payable at prime plus 2%. The maturity date is April 2007. Among other things, the Company is not permitted to declare or pay dividends during the term of the loan, is not permitted to acquire treasury stock or make cash transfers to shareholders, must maintain a tangible net worth of $2 million and must maintain a ratio of total senior liabilities to total net worth of not greater than 1.7 to 1.

The methodology for computing the ratio of total senior liabilities to total net worth was not specified in the Company's loan agreement with Bank of America. In addition, the terms of the related United States Department of Agriculture guarantee provide for a ratio that is based on total liabilities rather than just senior liabilities. As a consequence, the Company acknowledges that it might be in technical noncompliance with the terms of the loan agreement as of January 31, 2002 and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. Management of the Company is attempting to change or clarify the terms of the agreements with Bank of America and the United States Department of Agriculture to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

Future maturities for the long-term debt are as follows:

Years ending January 31,
2003	$2,491,766
2004	55,662
2005	22,200
2006	3,621
$2,573,249

5. CONVERTIBLE DEBENTURES

Convertible subordinated debentures consisted of the following amounts as of January 31, 2002:

Hibiscus Investments, Inc. debentures	$1,000,000
Dual rate subordinated debentures, net of beneficial
conversion feature amounting to $1,306,810	2,368,190
$3,368,190

In April 2001, the Company received commitments for additional capital in the form of subscription agreements with existing shareholders to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. The subscribers deposited funds required to purchase the full $3.9 million in principal amount of the debentures in escrow. As of January 31, 2002, the Company had made draws of $3,675,000 against the funds deposited in escrow and issued debentures in principal amount of $3,675,000. The Company made draws and issued debentures for the remaining $225,000 in February 2002. These debentures bear interest at the rate of 11.5% per annum from the date of issuance through March 1, 2002. Thereafter, the annual interest rate on outstanding debentures will be reduced to 3.0%. All interest earned from the date of issuance of a Debenture through March 1, 2002, will be deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2002, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The holders of these debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2002, into shares of the Company's common stock. The maximum number of shares the Company may be required to issue upon conversion would be approximately 6,100,000 shares at an average price of approximately $0.64 per share. These debentures are subordinated to the loan payable to the Bank of America. Subject to this subordination restriction, the Debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

The Company has determined that these outstanding debentures had a beneficial conversion feature amounting to $1,387,528. The beneficial conversion feature represents the intrinsic value, the excess of the Company's stock price over the conversion price, as of the date the debenture was issued. This beneficial conversion feature has been recognized as a discount to the Dual Rate Convertible Debentures and as additional paid-in capital. The discount is accreted using the interest method. Such accretion amounted to $80,718 for the year ended January 31, 2002.

On March 22, 2000, the Company entered into a Subscription Agreement with Hibiscus Investments, Inc., an existing stockholder, for the issuance of two debentures of $500,000. The debentures were issued on March 28, 2000 and August 4, 2000 and are payable seven years after issuance with interest accruing at 7.75% per annum. The debentures are redeemable at the option of the Company as a whole, not in part, on not less than 30 days nor more than 60 days notice at a price equal to 100% of the original purchase price, with all accrued interest to the redemption date. The holder of the debenture has the option, at any time following the date which is three months after the date of issuance and which is prior to redemption, to convert the whole of the debenture together with accrued interest into fully paid and nonassessable Units, each of which consists of one share of the Company's common stock and one Class A Common Stock Purchase Warrant entitling the holder thereof to purchase an additional share of the Company's stock at a price of $2.00 within two years of the date of issuance. The number of Units into which these debentures may be converted shall be determined by dividing the aggregate principal outstanding together with all accrued interest to the date of conversion by the applicable Conversion Price. The Conversion Price is equal to $1.00 per Unit. The debentures are subordinated to the loan payable to Bank of America

The conversion of debentures into common stock may further dilute the interests of the current stockholders and could reduce their proportionate ownership and voting power in the Company. All debentures were sold in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

6. LEASES

The Company leases from the State of Hawaii several parcels of land within the Kekaha Agricultural Park on which the nursery and growout ponds are located. These lease terms expire in 2042 and 2043. Total base rent for these parcels is $20,912 per year. Additional rent due is any amount in excess of the base rent up to 3% of gross proceeds from the sale of commodities produced on the land. The Company also has a 35-year lease with the State of Hawaii for the property on which the hatchery facilities are located. This lease expires on July 31, 2029. Rent is the greater of $800 per year or 3% of gross receipts. The processing plant is located on property in Hanapepe, which the Company leases from the State of Hawaii for a base annual rent of $4,400, plus the excess of 3% of retail sales above the base rent. The rent amounts on all of these leases are to be re-determined periodically (every 7 to 15 years) throughout the lease terms. The company also leases two offices in Honolulu and an office and corporate house in Waimea under annual and month-to-month lease agreements. Rent expense under these leases was $72,934 during the year ended January 31, 2002 and $46,441 during the year ended January 31, 2001.

Minimum future payments required under the leases are as follows:

Years Ending January 31,	Land Leases
2003	$ 26,112
2004	26,112
2005	26,112
2006	26,112
2007 and thereafter	839,216
$943,664

7. STOCKHOLDERS' EQUITY

The Company has authorized 100 million shares of no par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. As of January 31, 2002, the Company had 7,426,272 shares of common stock outstanding.

The Company has authorized 10,000,000 shares of preferred stock. Under the terms of the Articles of Incorporation, the Board of Directors may issue preferred stock for any proper corporate purpose. In approving any issuance, the Board has the broad authority to determine rights, privileges, and preferences of the preferred stock, which may be issued as more than one class or series. The rights, privileges, and preferences may include voting, dividend, conversion, redemption, participation, and liquidation rights. As of January 31, 2002 no preferred stock is issued or outstanding.

In August 2000, the Company made a private offering of up to 3,000,000 shares of common stock of the Company to "accredited investors" , as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, at the price of $1.00 per share. The issuance of these additional shares may reduce the proportionate ownership and voting power of current shareholders in the Company. During the year ending January 31, 2001, the Company received proceeds of $875,000 in connection with this private offering, and during the year ending January 31, 2002, the Company received additional proceeds of $1,337,000.

As of January 31, 2002, approximately 6.9 million shares of common stock were reserved for issuance under the convertible debentures.

8. PROFIT SHARING PLAN

The Company has a qualified profit sharing plan with a 401(k) deferred compensation provision. All employees who are at least 21 years of age and have completed one year of service or were full-time employees at the time of adoption are eligible to participate. Participating employees may contribute up to 15% of compensation per year limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company may match a portion of the employee contributions on a discretionary basis, determined on an annual basis. During the years ended January 31, 2002 and 2001, the Company did not make a matching contribution. Employees are 100% vested in their own contributions.

9. INCOME TAXES

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

Total income tax benefit differs from the expected tax benefit as a result of the following:

	Year ended		Year ended
	January 31,		January 31,
Computed expected benefit	$ 575,848	35.0%	$ 692,241	35.0%
State tax benefit	105,298	6.4%	126,581	6.4%
Permanent & timing differences	97,651	0.0%	5,064	0.0%
Valuation allowance	(778,797)	-41.4%	(823,886)	-41.4%
	$ -		$ -

The primary differences at January 31, 2002, which give rise to deferred taxes are as follows:

Deferred tax asset:
Net operating loss carryforward	$ 3,265,516
Other timing differences	110,896
State tax effect	(162,707)
Difference between tax and book basis if fixed assets	(369,237)
Deferred tax valuation allowance	(2,844,468)
$ -

At January 31, 2002, a net operating loss carryforward of approximately $7.9 million expiring in various years through 2021 is available to offset future taxable income for financial reporting purposes.