Form 10QSB
period 2002-04-30
CEATECH USA INC
filed 2002-06-14
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2002

or

_ Transition report under section 13 or 15(d) of the Exchange Act

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

________________________________

As of April 30, 2002 there were 7,426,272 shares of the issuer's common stock outstanding.

Transitional small business disclosure format Yes __ No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ceatech USA, Inc. and Subsidiaries

Consolidated Balance Sheet

(unaudited)

April 30, 2002
Assets
Current assets:
Cash and cash equivalents	$ 78,471
Accounts receivable - net	539,665
Inventory	1,529,487
Other	17,155
Total current assets	2,164,778
Property, plant and equipment - net	7,526,545
Total assets	$9,691,323

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 899,683
Current portion of long-term debt	2,394,340
Other	215,751
Total current liabilities	3,509,774

Long-term debt	68,002
Convertible debentures, net of beneficial conversion feature	3,618,811
Accrued interest on convertible debentures	383,712
Commitments and contingencies	--
Stockholders' equity:
Common stock at no par value: 100,000,000 shares authorized,
7,426,272 issued and outstanding	8,835,866
Additional paid-in capital	1,609,088
Retained deficit	(8,333,930)
Total stockholders' equity	2,111,024
Total liabilities and stockholders' equity	$9,691,323

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended April 30,
	2002	2001

Sales	$ 1,111,031	$ 454,724
Cost of sales	1,510,549	502,735
Gross margin (loss)	(399,518)	(48,011)

General and administrative expenses	352,263	367,758
Loss from operations	(751,781)	(415,769)
Interest expense	(153,375)	(85,278)
Interest income	50	2,799
Other income	--	7,500

Net loss	$ (905,106)	$ (490,748)

Basic and diluted loss per common share	$ (0.12)	$ (0.07)

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended April 30,
	2002	2001
Operating activities
Net loss	$(905,106)	$(490,748)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	153,289	112,245
Other	38,856	-
Net changes in operating assets and liabilities
Accounts receivable	(228,511)	(79,521)
Inventory	595,705	(233,353)
Other assets	29,778	(18,514)
Accounts payable	61,868	400,216
Other liabilities	124,430	(36,735)
Net cash used in operating activities	(129,691)	(346,410)

Investing activities
Capital expenditures	(128,290)	(1,223,489)
Net cash used in investing activities	(128,290)	(1,223,489)

Financing activities
Proceeds from issuance of convertible debentures	225,000	300,000
Proceeds from issuance of common stock	-	1,325,000
Use of restricted cash for revolving line of credit	-	250,000
Principal payment on revolving line of credit	-	(235,000)
Principal payments on long-term debt	(110,907)	(84,365)
Net cash provided by financing activities	114,093	1,555,635

Change in cash and cash equivalents	(143,888)	(14,264)
Cash and cash equivalents at beginning of period	222,359	73,359
Cash and cash equivalents at end of period	$ 78,471	$ 59,095

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the quarter ended April 30, 2002 are not necessarily indicative of results that may be expected for the year ending January 31, 2003 or for any future periods.

These consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2002, which are contained in the Ceatech USA, Inc.'s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (SEC) on May 10, 2002. The consolidated financial statements include the accounts of Ceatech USA, Inc. and its wholly owned subsidiaries ("Ceatech" or the "Company"). Significant intercompany transactions and amounts have been eliminated in consolidation.

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained net losses since inception and presently has no committed outside source of capital to fund such losses. Therefore, doubt must be expressed regarding the Company's continuing viability. For the quarter ended April 30, 2002, the Company incurred a net loss of $905,106, and at April 30, 2002, the Company had a retained deficit of $8,333,930, which, along with the lack of committed outside capital to fund any future losses, raises substantial doubt about its ability to continue as a going concern. In addition, during the quarter ended April 30,2002, the Company used cash in operations of $129,691 and used cash for investing activities of $128,290.

The consolidated financial statements do not reflect any adjustments to account for the recoverability of assets and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing loan agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. Although the Company has finished the construction on the second phase of growout ponds, management is not certain that the existing forty growout ponds can produce a sufficient quantity of shrimp to generate positive cash flow. Management presently intends to lease additional land and to construct more growout ponds. The Company must finance such expansion through the issuance of additional debt or equity.

The Company is actively pursuing plans for additional financing through additional debt financing, an equity offering, or some combination thereof. However, there is no assurance that such debt or equity can be obtained on terms acceptable to the Company. The inability to obtain additional financing or capital will have an adverse impact on the ability of the Company to continue operations.

3. Convertible Subordinated Debentures

Convertible subordinated debentures consisted of the following amounts as of April 30, 2002:

Hibiscus Investments, Inc. debentures	$1,000,000
Dual rate subordinated debentures, net of beneficial
conversion feature amounting to $1,281,189	2,618,811
$3,618,811

In April 2001, the Company received commitments for additional capital in the form of subscription agreements with existing shareholders to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. The subscribers deposited funds required to purchase the full $3.9 million in principal amount of the debentures in escrow. In February 2002, the Company made its final draws for $225,000 against the funds deposited in escrow. Through March 1, 2002 interest on these debentures was accrued at the rate of 11.5% per annum. After March 1, 2002, the annual interest rate on outstanding debentures was reduced to 3.0%. All interest earned from the date of issuance of a Debenture through March 1, 2002, is deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2002, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The Company is presently in discussions with the subscribers to defer such payments and allow such deferred amounts to be converted in shares of the Company's common stock. The holders of these debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2002, into shares of the Company's common stock. The maximum number of shares the Company may be required to issue upon conversion would be approximately 6,100,000 shares at an average price of approximately $0.64 per share. These debentures are subordinated to the loan payable to the Bank of America. Subject to this subordination restriction, the Debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

The Company has determined that these outstanding debentures had a beneficial conversion feature amounting to $1,400,764. The beneficial conversion feature represents the intrinsic value, the excess of the Company's stock price over the conversion price, as of the date the debenture was issued. This beneficial conversion feature has been recognized as a discount to the Dual Rate Convertible Debentures and as additional paid-in capital. The discount is accreted using the interest method. Such accretion amounted to $38,856 for the quarter ended April 30, 2002 and $119,575 from the dates of issuance through April 30, 2002.

4. Long-Term Debt

Long-term debt consisted of the following amounts at April 30, 2002:

Bank of America loan payable at quarter-end interest rate of 5.375%	$2,342,057
Other	120,285
2,462,342
Less current portion	(2,394,340)
$68,002

The Company has a loan payable to Bank of America, collateralized by the ponds, buildings, improvements and leasehold interest in certain properties, guaranteed by the United States Department of Agriculture (USDA), due in monthly payments of $44,689 with interest payable at prime plus 2%. The maturity date is April 2007. Among other things, the Company is not permitted to declare or pay dividends during the term of the loan, is not permitted to acquire treasury stock or make cash transfers to shareholders, must maintain a tangible net worth of $2 million and must maintain a ratio of total senior liabilities to total net worth of not greater than 1.7 to 1.

In June 2002, the Bank of America provided the Company a preliminary list of loan agreement and/or USDA guarantee requirements which, based upon their review, indicated that the Company was in noncompliance with such requirements. As a consequence, the Company acknowledges that it might be in technical noncompliance with certain terms of the loan agreement as of April 30, 2002 and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. Management of the Company is attempting to change or clarify the terms of the agreements with Bank of America and the USDA to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

5. Loss Per Share

Losses per share calculations are in accordance with SFAS No. 128, "Earnings Per Share." "Basic" earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the year. "Diluted" earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding and convertible debentures. The basic and diluted earnings per share calculations are the same because potential dilutive securities would not have been dilutive for the periods presented. Net loss per share is computed as follows:

	Three Months Ended April 30,
	2002	2001
Net loss	$(905,106)	$(490,748)
Weighted average
common shares	7,426,272	7,035,059
Basic and diluted net loss
per common share	$ (0.12)	$ (0.07)

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Significant Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenue and expenses. In particular, the determination of the value of the Company's inventory of shrimp held for sale and in the maturation process, the net realizable value of this inventory, and the estimated useful lives assigned to assets require the use of estimates and assumptions. The judgements made by management are based on historical experience and industry trends, among other things, but there can be no assurance that operational or industry changes will not cause actual results to differ from managements' estimates.

Overview

During the quarter ended April 30, 2002, cash flow from operations was insufficient to cover the Company's recurring costs and expenses. Management continues to believe that further expansion of the farm is required to achieve positive cash flow. In addition, due primarily to the events of September 11, 2001, there was a temporary but substantial decline in demand for sales of fresh product in both local markets and high-end retail markets on the west coast. As a result, the Company experienced a large increase in its inventory of frozen product at the end of the fiscal year ended January 31, 2002, especially in the harder to market smaller sizes of shrimp. Approximately half of this inventory was sold to a mainland distributor during the quarter ended April 30, 2002, and the Company is marketing the remaining inventory of smaller sized frozen shrimp at a substantial discount in order to obtain needed cash. Accordingly, the Company has reduced the value of this inventory to the "lower of cost or market" by approximately $318,000. This adjustment is reflected as an increase in cost of sales in the consolidated statement of operations for the quarter ended April 30, 2002.

The Company has continued its efforts to obtain the rights to a portion of several thousand acres of State-owned land adjacent to and in the immediate vicinity of the farm formerly leased by a major sugar cane grower. The Company has a short-term revocable permit for the use of 246 acres of this land located directly across the street from the present farm site which is the best available land for efficient expansion of the farm beyond the Kekaha Agriculture Park. If and when the Company is able to commit to a long-term use of this property for its farm operations, it is expected that the revocable permit will be converted into a long-term lease. The Company remains in discussions with other potential users of portions of the vacated lands and with State of Hawaii representatives in regard to the best means of structuring long-term leases for these lands and the best means of maintaining and reconfiguring the infrastructure and vital utility services necessary to support future uses of these lands in the near and long term. Through its active participation in the planning process, management is reasonably confident that the Company eventually will be able to secure enough land to accommodate all expansion in the foreseeable future.

Results of Operations

General

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $8.3 million. Such losses have been financed through a combination of funds provided by stockholders and funds provided by loans from financial institutions. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate realization of assets and the satisfaction of liabilities in the normal course of business. Because the Company has sustained net losses since inception, doubt exists in regard to the Company's continuing viability. For the quarter ended April 30, 2002, the Company incurred a net loss of $905,106, and as of April 30, 2002, the Company had a retained deficit of $8,333,930. In addition, the Company used cash in operations of $129,691 and used cash for investing activities of $128,290 during the quarter ended April 30, 2002.

Although the Company has finished the construction on the second phase of growout ponds, management is not certain that the existing forty growout ponds can produce a sufficient quantity of shrimp to generate positive cash flow. Management presently intends to lease additional land and to construct more growout ponds. The Company must finance such expansion through the issuance of additional debt or equity.

The consolidated financial statements do not reflect any adjustments to account for the recoverability of assets and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its existing loan agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. The Company is actively pursuing plans for additional financing through additional debt financing, an equity offering, or some combination thereof. However, there is no assurance that such debt or equity can be obtained on terms acceptable to the Company. The inability to obtain additional financing or capital will have an adverse impact on the ability of the Company to continue operations.

Product Sales

The Company's revenue from farm shrimp sales (excluding sales of hatchery products) for the first quarter ended April 30, 2002 was $1,105,178 compared to 439,305 for the first quarter ended April 30, 2001. During the first quarter of 2002, the Company sold approximately 192,000 pounds of farm shrimp as compared to 74,000 pounds of farm shrimp in the first quarter of 2001. Revenue from the sale of farm shrimp during the first quarter of 2002 increased primarily as a result of the sale of approximately 100,000 pounds of frozen inventory. This inventory sale accounted for approximately $557,000 of revenue with the remaining increase resulting from the increase in the number of ponds currently in production.

Cost of Sales

Cost of sales for the first quarter ended April 30, 2002 was $1,510,549 compared to $502,735 for the first quarter ended April 30, 2001. During the first quarter of 2002, the Company generated losses at the gross margin level, primarily as the result of the reduction to market value of the frozen shrimp inventory by approximately $318,000, but also because of an increase in depreciation expense related to the prior fiscal year increase in property, plant and equipment. The lower of cost or market reduction of inventory occured in connection with the Company's efforts to market certain smaller sized frozen shrimp at a substantial discount in order to obtain needed cash.

General and Administrative Expenses

General and administrative expenses for the first quarter ended April 30, 2002 were $352,263 as compared to $367,758 for the first quarter ended April 30, 2001. The decrease in general and administrative expenses was primarily the result of decreased wages for administrative and management personnel and the elimination of legal expenses incurred in the prior year in connection with the conduct and settlement of litigation with a former employee, partially offset by increased insurance costs and advertising expenses.

Interest Expense

Interest expense for the first quarter ended April 30, 2002 was $153,375 compared to $85,278 in the first quarter ended April, 2001.The increase in interest expense was partially the result of higher debt levels in the current year. In addition, the beneficial conversion feature of the Dual Rate Convertible Debentures has been recognized as a discount to these debentures, and this discount is accreted using the interest method. This accretion resulted in $38,856 of interest expense for the first quarter of 2002 versus none in the first quarter of 2001.

Liquidity and Capital Resources

Since inception in January 1995, the Company has financed its operations and capital requirements primarily through a combination of equity and debt. The Company requires additional capital to expand its growout facilities and for working capital purposes. The Company currently believes its ability to generate sufficient funds internally for working capital purposes is limited by the lack of such facilities.

In April 2001, the Company received commitments for additional capital in the form of subscription agreements with existing shareholders to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. The subscribers deposited funds required to purchase the full $3.9 million in principal amount of the debentures in escrow. In February 2002, the Company made its final draws for $225,000 against the funds deposited in escrow. Through March 1, 2002 interest on these debentures was accrued at the rate of 11.5% per annum. Thereafter, the annual interest rate on outstanding debentures was reduced to 3.0%. All interest earned from the date of issuance of a Debenture through March 1, 2002, is deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2002, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The holders of these debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2002, into shares of the Company's common stock. The maximum number of shares the Company may be required to issue upon conversion would be approximately 6,100,000 shares at an average price of approximately $0.64 per share. These debentures are subordinated to the loan payable to the Bank of America. Subject to this subordination restriction, the Debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

During the quarter ended January 31, 2002, the Company received approval from the Department of Agriculture of the State of Hawaii for a loan of $2.5 million to be used primarily for the construction of twenty grow out ponds and four nursery ponds and related infrastructure and equipment on State land adjacent to the existing Kekaha Agriculture Park farm site which will be acquired under a lease arrangement currently under negotiation. The Company also received a loan commitment for $2.3 million from Central Pacific Bank conditioned upon finalization of the aforementioned State loan and upon obtaining a 90% loan guarantee from the United States Department of Agriculture. Of this $2.3 million loan, $1.3 million is intended to fund the construction of eight additional one-acre grow out ponds and related infrastructure on the two remaining parcels of land in the Kekaha Agriculture Park not yet under lease to the Company, and $1.0 million is intended to provide working capital. The commitments for both the State of Hawaii Department of Agriculture and the Central Pacific Bank loans expired due to covenant issues related to the Company's Bank of America loan. In June 2002, the Bank of America provided the Company a preliminary list of loan agreement and/or USDA guarantee requirements which, based upon their review, indicated that the Company was in noncompliance with such requirements. As a consequence, the Company acknowledges that it might be in technical noncompliance with certain terms of the loan agreement as of April 30, 2002 and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. Management of the Company is attempting to change or clarify the terms of the agreements with Bank of America and the United States Department of Agriculture to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

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

Because the importation of infected broodstock is a key source of infection, several countries where shrimp farming is practiced have increased restrictions, adopted special animal quality assurance requirements, and in some cases temporarily banned importation of live animals. Management believes that, in general, such actions work in favor of the Company's marketing of its high health hatchery products because the Company's products have consistently passed tests based on the most rigorous standards of health quality. However, a substantial proliferation in the number of shrimp farming countries instituting overall bans on the importation of live animals or changes in the regulations governing air shipment of live animals could negatively affect the foreign sale of the Company's products.

All of the potential factors that may affect the quantity and/or quality of postlarvae produced by marine shrimp hatcheries are not completely known. In the shrimp industry, continuously operating hatcheries occasionally encounter production problems for reasons that are not fully understood. When/if the wide variety of corrective measures prove ineffective, it is industry practice to either temporarily discontinue hatcheries operations and dry out, or to expand larval production facilities in order to overcome sub-standard performance. Interruptions in the supply of good quality seed to the farm could have a material adverse impact on the Company.

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

The Company's basic marketing strategy for its consumable product is to obtain a premium price by differentiating its shrimp from commodity grade product in terms of its superior taste, texture, cleanliness and freedom from chemical additives. The Company should be able to obtain a higher price by demonstrating to its customers the high quality and purity of the product and the care taken by the Company to assure its high quality. The Company should also be able to obtain a higher price by marketing its product in the fresh form, as there is no other fresh chilled product available in the market. In spite of these marketing efforts, if the world shrimp market is flooded with low priced commodity grade product, it is likely that the demand for the Company's product and the amount of premium the Company's product can command will fall temporarily. This is especially true for smaller sizes of shrimp, which are difficult to market as "premium shrimp". The Company's larger shrimp are less susceptible to price elasticity. Management believes that the Company can further expand the base of customers willing to pay a higher price for its shrimp by marketing its shrimp as the only fresh premium product available. The Company continues to work to improve its ability to consistently produce increased quantities of uniformly sized premium product to meet the demands of large scale users. The maintenance of quality allows the Company to mitigate the uncertainties of the global commodity price fluctuations. However, the Company will continue to be subject to the uncertainties of global commodity price fluctuations which can adversely affect the Company.

PART II - OTHER INFORMATION

Items 1, 2, 4, and 5. Not Applicable

Item 3. Defaults Upon Senior Securities

In June 2002, the Bank of America provided the Company a preliminary list of loan agreement and/or USDA guarantee requirements which, based upon their review, indicated that the Company was in noncompliance with such requirements. As a consequence, the Company acknowledges that it might be in technical noncompliance with certain terms of the loan agreement as of April 30, 2002 and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. Management of the Company is attempting to change or clarify the terms of the agreements with Bank of America and the United States Department of Agriculture to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended April 30, 2002.

Signatures

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ceatech USA, Inc.

(Issuer)

Date: June 14, 2002	By: /s/ EDWARD T. FOLEY
Edward T. Foley
Executive Vice President
Chief Financial Officer
(principal financial and
accounting officer)