Form 10QSB
period 2002-07-31
CEATECH USA INC
filed 2002-09-16
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2002

or

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

________________________________

As of July 31, 2002 there were 7,426,272 shares of the issuer's common stock outstanding.

Transitional small business disclosure format Yes __ No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ceatech USA, Inc. and Subsidiaries

Consolidated Balance Sheet

(unaudited)

July 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 42,733
Accounts receivable - net	484,898
Inventory	1,351,384
Other	12,464
Total current assets	1,891,479
Property, plant and equipment - net	7,408,359
Total assets	$ 9,299,838

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,191,031
Advances from shareholder	150,000
Current portion of long-term debt	2,292,780
Other	153,495
Total current liabilities	3,787,306

Long-term debt	54,234
Convertible debentures, net of beneficial conversion feature	3,658,977
Accrued interest on convertible debentures	432,736
Commitments and contingencies	--
Stockholders' equity:
Preferred stock at no par value: 10,000,000 shares authorized,
no shares issued and outstanding	--
Common stock at no par value: 100,000,000 shares authorized,
7,426,272 issued and outstanding	8,835,866
Additional paid-in capital	1,609,088
Accumulated deficit	(9,078,369)
Total stockholders' equity	1,366,585
Total liabilities and stockholders' equity	$ 9,299,838

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001

Sales	$ 892,170	$ 869,891	$ 2,003,201	$ 1,324,615
Cost of sales	1,241,563	992,072	2,752,112	1,494,807
Gross margin (loss)	(349,393)	(122,181)	(748,911)	(170,192)

General and administrative expenses	278,973	220,481	631,236	588,238
Loss from operations	(628,366)	(342,662)	(1,380,147)	(758,430)
Interest expense	(123,082)	(114,775)	(276,457)	(200,054)
Interest income	35	120	84	2,919
Other income	6,975	-	6,975	7,501

Net loss	$ (744,438)	$ (457,317)	$ (1,649,545)	$ (948,064)

Basic and diluted loss
per common share	$ (0.10)	$ (0.06)	$ (0.22)	$ (0.13)

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended July 31,
	2002	2001
Operating activities
Net loss	$(1,649,545)	$(948,064)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	308,828	232,183
Other	79,022	25,832
Net changes in operating assets and liabilities
Accounts receivable	(173,744)	(299,007)
Inventory	773,808	(372,535)
Other assets	34,469	7,482
Accounts payable	353,216	(33,336)
Other liabilities	111,198	112,447
Net cash used in operating activities	(162,748)	(1,274,998)

Investing activities
Capital expenditures	(165,643)	(2,150,445)
Net cash used in investing activities	(165,643)	(2,150,445)

Financing activities
Proceeds from issuance of convertible debentures	225,000	2,250,000
Proceeds from issuance of common stock	-	1,325,000
Proceeds from shareholder advance	150,000	-
Use of restricted cash for revolving line of credit	-	250,000
Principal payment on revolving line of credit	-	(235,000)
Proceeds from issuance of debt	-	82,020
Principal payments on long-term debt	(226,235)	(195,074)
Net cash provided by financing activities	148,765	3,476,946

Change in cash and cash equivalents	(179,626)	51,503
Cash and cash equivalents at beginning of period	222,359	73,359
Cash and cash equivalents at end of period	$ 42,733	$ 124,862

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the quarter ended July 31, 2002 are not necessarily indicative of results that may be expected for the year ending January 31, 2003 or for any future periods.

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

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained net losses since inception and presently has no committed outside source of capital to fund such losses. Therefore, doubt must be expressed regarding the Company's continuing viability. For the quarter and six months ended July 31, 2002, the Company incurred a net loss of $744,438 and $1,649,545, respectively, and at July 31, 2002, the Company had an accumulated deficit of $9,078,369, which, along with the lack of committed outside capital to fund any future losses, raises substantial doubt about its ability to continue as a going concern. In addition, during the six months ended July 31, 2002, the Company used cash in operations of $162,748 and used cash for investing activities of $165,643 and, therefore, had to rely on sources of cash outside the Company to fund those operations and activities

The consolidated financial statements do not reflect any adjustments to account for the recoverability of assets and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow internally to meet its obligations on a timely basis, to comply with the terms of its existing loan agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. Although the Company has finished the construction on the second phase of growout ponds, management is not certain that the existing forty growout ponds can produce a sufficient quantity of shrimp to generate positive cash flow.

During the quarter ended July 31, 2002, the Company experienced serious production problems in its hatchery which prevented restocking of all of the Company's farm grow-out ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the period.The Company currently believes that the hatchery production problems have been or will soon be mitigated to the point of providing adequate seed to the farming operation. However, it may take until the end of the fiscal year to produce enough juvenile shrimp to stock all of the Company's existing 40 grow-out ponds and return to a normal harvest restocking schedule.

Management also intends to lease additional land and to construct more growout ponds. The Company must finance such expansion through the issuance of debt or equity. However, there is no assurance that such debt or equity can be obtained on terms acceptable to the Company. The inability to obtain additional debt financing or equity capital will have an adverse impact on the ability of the Company to continue operations.

3. Convertible Subordinated Debentures

Convertible subordinated debentures consisted of the following amounts as of July 31, 2002:

Hibiscus Investments, Inc. debentures	$1,000,000
Dual rate subordinated debentures, net of beneficial
conversion feature amounting to $1,241,023	2,658,977
$3,658,977

In April 2001, the Company received commitments for additional capital in the form of subscription agreements with existing shareholders to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. The subscribers deposited funds required to purchase the full $3.9 million in principal amount of the debentures in escrow. In February 2002, the Company made its final draws for $225,000 against the funds deposited in escrow. Through March 1, 2002 interest on these debentures was accrued at the rate of 11.5% per annum. After March 1, 2002, the annual interest rate on outstanding debentures was reduced to 3.0%. All interest earned from the date of issuance of a Debenture through March 1, 2002, is deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2002, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The Company is in discussions with the subscribers to defer such payments and allow such deferred amounts to be converted in shares of the Company's common stock. The subscribers have agreed in principal to the proposal to defer such payments, however, the convertible debenture agreements have not been formally amended to reflect the proposed change. The holders of these debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2002, into shares of the Company's common stock. The maximum number of shares the Company may be required to issue upon conversion would be approximately 6,100,000 shares at an average price of approximately $0.64 per share. These debentures are subordinated to the loan payable to the Bank of America. Subject to this subordination restriction, the Debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

The Company has determined that these outstanding debentures had a beneficial conversion feature amounting to $1,400,764. The beneficial conversion feature represents the intrinsic value, the excess of the Company's stock price over the conversion price, as of the date the debenture was issued. This beneficial conversion feature has been recognized as a discount to the Dual Rate Convertible Debentures and as additional paid-in capital. The discount is accreted using the interest method. Such accretion amounted to $40,166 for the quarter ended July 31, 2002, $79,022 for the six months ended July 31, 2002 and $159,741 from the dates of issuance through July 31, 2002.

4. Long-Term Debt

Long-term debt consisted of the following amounts at July 31, 2002:

Bank of America loan payable at quarter-end interest rate of 5.375%	$2,239,394
Other	107,620
2,347,014
Less current portion	(2,292,780)
$54,234

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

In July 2002, the Bank of America provided the Company a list of loan agreement and/or USDA guarantee requirements which, based upon their review, indicated that the Company was in noncompliance with such requirements. As a consequence, the Company acknowledges that it might be in technical noncompliance with certain terms of the loan agreement as of July 31, 2002 and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. Management of the Company is attempting to change or clarify the terms of the agreements with Bank of America and the USDA to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

5. Loss Per Share

Losses per share calculations are in accordance with SFAS No. 128, "Earnings Per Share." "Basic" earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the year. "Diluted" earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding and convertible debentures. Dilutive securities of approximately 7,264,323 and 7,162,165 related to convertible debentures are not included in the calculation of diluted earnings per share in the quarter and six months ended July 31, 2002, respectively, and dilutive securities of approximately 3,290,909 and 3,250,000 related to convertible debentures are not included in the quarter and six months ended July 31, 2001, respectively, because they are antidilutive. Net loss per share is computed as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Net loss	$(744,438)	$(457,317)	$(1,649,545)	$(948,064)
Weighted average
common shares	7,426,272	7,422,185	7,426,272	7,231,830
Basic and diluted net loss
per common share	$ (0.10)	$ (0.06)	$ (0.22)	$ (0.13)

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

Significant Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenue and expenses. In particular, the determination of the value of the Company's inventory of shrimp held for sale and in the maturation process, the net realizable value of this inventory, long-lived asset recoverability and the estimated useful lives assigned to assets require the use of estimates and assumptions. The judgements made by management are based on historical experience and industry trends, among other things, but there can be no assurance that operational or industry changes will not cause actual results to differ from managements' estimates.

Overview

During the quarter ended July 31, 2002 and continuing through early September 2002, the Company experienced serious production problems in its hatchery which prevented restocking of all of the Company's farm grow-out ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the period. All of the potential factors that affect the quantity and/or quality of postlarvae produced by a marine shrimp hatchery such as Ceatech's are not completely known. In the shrimp industry, hatcheries occasionally encounter production problems for reasons that are not fully understood. If and when the wide variety of typical corrective measures prove ineffective, it is industry practice either to temporarily discontinue hatchery operations and dry out, or to expand larval production facilities in order to overcome sub-standard performance. Because of the ongoing requirement of supplying the Company's farm with seed and the limited scale of its hatchery, Ceatech could not address the production problems by employing either of these typical solutions. Nevertheless, the Company has aggressively attacked its hatchery production problems with new, innovative solutions which have shown substantial promise over the past few weeks. The Company currently believes that the hatchery production problems have been or will soon be mitigated to the point of providing adequate seed to the farming operation. However, it may take until the end of the fiscal year to produce enough juvenile shrimp to stock all of the Company's existing 40 grow-out ponds and return to a normal harvest restocking schedule.

Also, during the six months ended July 31, 2002, cash flow from operations was insufficient to cover the Company's recurring costs and expenses. Management continues to believe that further expansion of the farm is required to achieve positive cash flow. In addition, due primarily to the events of September 11, 2001, there was a temporary but substantial decline in demand for sales of fresh product in both local markets and high-end retail markets on the west coast. As a result, the Company experienced an increase in its inventory of frozen product at the end of the fiscal year ended January 31, 2002, especially in the harder to market smaller sizes of shrimp. Approximately half of this inventory was sold to a mainland distributor during the quarter ended April 30, 2002. Inventory of frozen product was reduced by an additional 20,000 pounds during the quarter ended July 31, 2002. The Company is continuing to market the remaining inventory of smaller sized frozen shrimp at a substantial discount in order to obtain needed cash. The Company reduced the value of this inventory to the "lower of cost or market" by approximately $318,000 as of April 30, 2002 and an additional $122,000 as of July 31, 2002. These adjustments are reflected as an increase in cost of sales in the consolidated statement of operations for the six months ended July 31, 2002.

The Company has continued its efforts to obtain the rights to a portion of several thousand acres of State-owned land adjacent to and in the immediate vicinity of the farm formerly leased by a major sugar cane grower. The Company has a short-term revocable permit for the use of 115 acres of this land located directly across the street from the present farm site which is the best available land for efficient expansion of the farm beyond the Kekaha Agriculture Park. If and when the Company is able to commit to a long-term use of this property for its farm operations, it is expected that the revocable permit will be converted into a long-term lease. The Company remains in discussions with other potential users of portions of the vacated lands and with State of Hawaii representatives in regard to the best means of structuring long-term leases for these lands and the best means of maintaining and reconfiguring the infrastructure and vital utility services necessary to support future uses of these lands in the near and long term. Through its active participation in the planning process, management is reasonably confident that the Company eventually will be able to secure enough land to accommodate all expansion in the foreseeable future.

Results of Operations

General

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $9.1 million. Such losses have been financed through a combination of funds provided by stockholders and funds provided by loans from financial institutions. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained net losses since inception and presently has no committed outside source of capital to fund such losses. Therefore, doubt must be expressed regarding the Company's continuing viability. For the quarter and six months ended July 31, 2002, the Company incurred a net loss of $744,438 and $1,649,545, respectively, and at July 31, 2002, the Company had an accumulated deficit of $9,078,369, which, along with the lack of committed outside capital to fund any future losses, raises substantial doubt about its ability to continue as a going concern. In addition, during the six months ended July 31, 2002, the Company used cash in operations of $162,748 and used cash for investing activities of $165,643 and, therefore, had to rely on sources of cash outside the Company to fund those operations and activities.

The consolidated financial statements do not reflect any adjustments to account for the recoverability of assets and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow internally to meet its obligations on a timely basis, to comply with the terms of its existing loan agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. Although the Company has finished the construction on the second phase of growout ponds, management is not certain that the existing forty growout ponds can produce a sufficient quantity of shrimp to generate positive cash flow.

During the quarter ended July 31, 2002, the Company experienced serious production problems in its hatchery which prevented restocking of all of the Company's farm grow-out ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the period.The Company currently believes that the hatchery production problems have been or will soon be mitigated to the point of providing adequate seed to the farming operation. However, it may take until the end of the fiscal year to produce enough juvenile shrimp to stock all of the Company's existing 40 grow-out ponds and return to a normal harvest restocking schedule.

Management also intends to lease additional land and to construct more growout ponds. The Company must finance such expansion through the issuance of debt or equity. However, there is no assurance that such debt or equity can be obtained on terms acceptable to the Company. The inability to obtain additional debt financing or equity capital will have an adverse impact on the ability of the Company to continue operations.

Product Sales

The Company's revenue from farm shrimp sales (excluding sales of hatchery products) for the second quarter ended July 31, 2002 was $831,673 compared to $872,343 for the second quarter ended July 31, 2001. During the second quarter of 2002, the Company sold approximately 174,000 pounds of farm shrimp as compared to 148,000 pounds of farm shrimp in the second quarter of 2001. Revenue from the sale of farm shrimp during the second quarter of 2002 decreased primarily as a result of the decrease in the average size of shrimp sold and the resulting decrease in average price per pound.

The Company's revenue from farm shrimp sales (excluding sales of hatchery products) for the six months ended July 31, 2002 was $1,936,850 compared to $1,313,989 for the six months ended July 31, 2001. During the first six months of fiscal year 2002, the Company sold approximately 366,000 pounds of farm shrimp as compared to 222,000 pounds of farm shrimp during the six months ended July 31, 2001. Revenue from the sale of farm shrimp during the six months ended July 31, 2002 increased primarily as a result of the sale of approximately 100,000 pounds of frozen inventory on hand at January 31, 2002.

Cost of Sales

Cost of sales for the second quarter ended July 31, 2002 was $1,241,563 compared to $992,072 for the second quarter ended July 31, 2001. During the second quarter of 2002, the Company generated increased losses at the gross margin level as the result of the reduction to market value of the frozen shrimp inventory, decreased revenue from farm shrimp sales, and an increase in depreciation expense related to the prior fiscal year increase in property, plant and equipment.

Cost of sales for the six months ended July 31, 2002 was $2,752,112 compared to $1,494,807 for the six months ended July 31, 2001. During the six months ended July 31, 2002, the Company generated increased losses at the gross margin level, primarily as the result of the reduction to market value of the frozen shrimp inventory, but also because of decreased revenue from farm shrimp sales and an increase in depreciation expense related to the prior fiscal year increase in property, plant and equipment. The lower of cost or market reduction of inventory occured in connection with the Company's efforts to market certain smaller sized frozen shrimp at a substantial discount in order to generate cash.

General and Administrative Expenses

General and administrative expenses for the second quarter ended July 31, 2002 were $278,973 as compared to $220,481 for the second quarter ended July 31, 2001. The increase in general and administrative expenses was primarily the result of increased insurance costs.

General and administrative expenses for the six months ended July 31, 2002 were $631,236 as compared to $588,238 for the six months ended July 31, 2001. The increase in general and administrative expenses was primarily the result of increased insurance and advertising expenses.

Interest Expense

Interest expense for the second quarter ended July 31, 2002 was $123,082 compared to $114,775 for the second quarter ended July 31, 2001. The beneficial conversion feature of the Dual Rate Convertible Debentures has been recognized as a discount to these debentures, and this discount is accreted using the interest method. This accretion resulted in $40,116 of interest expense for the second quarter of 2002 versus none for the second quarter of 2001. This increase was partially offset by a reduction in the interest rate on the Dual Rate Convertible Debentures from 11.5% to 3%.

Interest expense for the six months ended July 31, 2002 was $276,457 compared to $200,054 for the six months ended July 31, 2001. Accretion of the discount to the Dual Rate Convertible Debentures resulted in $79,022 of interest expense for the six months ended July 31, 2002 versus none for the six months ended July 31, 2001.

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

In April 2001, the Company received commitments for additional capital in the form of subscription agreements with existing shareholders to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. The subscribers deposited funds required to purchase the full $3.9 million in principal amount of the debentures in escrow. In February 2002, the Company made its final draws for $225,000 against the funds deposited in escrow. Through March 1, 2002 interest on these debentures was accrued at the rate of 11.5% per annum. After March 1, 2002, the annual interest rate on outstanding debentures was reduced to 3.0%. All interest earned from the date of issuance of a Debenture through March 1, 2002, is deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2002, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The Company is in discussions with the subscribers to defer such payments and allow such deferred amounts to be converted in shares of the Company's common stock. The subscribers have agreed in principal to the proposal to defer such payments, however, the convertible debenture agreements have not been formally amended to reflect the proposed change. The holders of these debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2002, into shares of the Company's common stock. The maximum number of shares the Company may be required to issue upon conversion would be approximately 6,100,000 shares at an average price of approximately $0.64 per share. These debentures are subordinated to the loan payable to the Bank of America. Subject to this subordination restriction, the Debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

During the quarter ended January 31, 2002, the Company received approval from the Department of Agriculture of the State of Hawaii for a loan of $2.5 million to be used primarily for the construction of twenty grow out ponds and four nursery ponds and related infrastructure and equipment on State land adjacent to the existing Kekaha Agriculture Park farm site which will be acquired under a lease arrangement currently under negotiation. The Company also received a loan commitment for $2.3 million from Central Pacific Bank conditioned upon finalization of the aforementioned State loan and upon obtaining a 90% loan guarantee from the United States Department of Agriculture. Of this $2.3 million loan, $1.3 million is intended to fund the construction of eight additional one-acre grow out ponds and related infrastructure on the two remaining parcels of land in the Kekaha Agriculture Park not yet under lease to the Company, and $1.0 million is intended to provide working capital. The commitments for both the State of Hawaii Department of Agriculture and the Central Pacific Bank loans expired due to covenant issues related to the Company's Bank of America loan. In June 2002, the Bank of America provided the Company a preliminary list of loan agreement and/or USDA guarantee requirements which, based upon their review, indicated that the Company was in noncompliance with such requirements. As a consequence, the Company acknowledges that it might be in technical noncompliance with certain terms of the loan agreement as of July 31, 2002 and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. Management of the Company is attempting to change or clarify the terms of the agreements with Bank of America and the United States Department of Agriculture to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

The Company is also actively pursuing plans for additional financing through a private equity offering and or debt issuance.

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

PART II - OTHER INFORMATION

Items 1, 2, 4, and 5. Not Applicable

Item 3. Defaults Upon Senior Securities

In July 2002, the Bank of America provided the Company a list of loan agreement and/or USDA guarantee requirements which, based upon their review, indicated that the Company was in noncompliance with such requirements. As a consequence, the Company acknowledges that it might be in technical noncompliance with certain terms of the loan agreement as of July 31, 2002 and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. Management of the Company is attempting to change or clarify the terms of the agreements with Bank of America and the United States Department of Agriculture to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended July 31, 2002.

Signatures

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ceatech USA, Inc.

(Issuer)

Date: September 16, 2002	By: /s/ EDWARD T. FOLEY
Edward T. Foley
Executive Vice President
Chief Financial Officer
(principal financial and
accounting officer)

Certification

I, Ernest K. Dias, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ceatech USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

By: /s/ ERNEST K. DIAS

Ernest K. Dias

President

Chief Operating Officer

I, Edward T. Foley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ceatech USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

By: /s/ EDWARD T. FOLEY

Edward T. Foley

Executive Vice President

Chief Financial Officer