Form 10QSB
period 2002-10-31
CEATECH USA INC
filed 2002-12-16
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002

or

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

________________________________

As of October 31, 2002 there were 7,426,272 shares of the issuer's common stock outstanding.

Transitional small business disclosure format Yes __ No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ceatech USA, Inc. and Subsidiaries

Consolidated Balance Sheet

(unaudited)

October 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 33,130
Accounts receivable - net	441,496
Inventory	1,050,274
Other	14,726
Total current assets	1,539,626
Property, plant and equipment - net	7,395,967
Total assets	$ 8,935,593

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,422,499
Current portion of long-term debt	2,225,100
Other	140,622
Total current liabilities	3,788,221

Long-term debt	40,181
Convertible debentures, net of beneficial conversion feature	4,116,721
Accrued interest on convertible debentures	483,583
Commitments and contingencies	--
Stockholders' equity:
Preferred stock at no par value: 10,000,000 shares authorized,
no shares issued and outstanding	--
Common stock at no par value: 100,000,000 shares authorized,
7,426,272 issued and outstanding	8,835,866
Additional paid-in capital	1,682,422
Accumulated deficit	(10,011,401)
Total stockholders' equity	506,887
Total liabilities and stockholders' equity	$ 8,935,593

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended Oct. 31,		Nine Months Ended Oct. 31,
	2002	2001	2002	2001

Sales	$ 537,293	$ 612,060	$ 2,540,494	$ 1,936,675
Cost of sales	1,079,118	614,025	3,831,231	2,108,817
Gross margin (loss)	(541,825)	(1,965)	(1,290,737)	(172,142)

General and administrative expenses	274,583	195,760	905,818	783,806
Loss from operations	(816,408)	(197,725)	(2,196,555)	(955,948)
Interest expense	(119,723)	(101,139)	(396,179)	(301,193)
Interest income	23	128	107	3,049
Other income	3,075	-	10,050	7,500

Net loss	$ (933,033)	$ (298,736)	$ (2,582,577)	$ (1,246,592)

Basic and diluted loss
per common share	$ (0.13)	$ (0.04)	$ (0.35)	$ (0.17)

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended October 31,
	2002	2001
Operating activities
Net loss	$(2,582,577)	$(1,246,592)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	464,600	373,747
Other	125,100	50,841
Net changes in operating assets and liabilities
Accounts receivable	(130,342)	(266,372)
Inventory	1,074,918	(727,020)
Other assets	32,207	(4,290)
Accounts payable	584,684	31,608
Other liabilities	149,172	121,422
Net cash used in operating activities	(282,238)	(1,666,656)

Investing activities
Capital expenditures	(309,023)	(2,355,023)
Net cash used in investing activities	(309,023)	(2,355,023)

Financing activities
Proceeds from issuance of convertible debentures	710,000	2,900,000
Proceeds from issuance of common stock	-	1,325,000
Use of restricted cash for revolving line of credit	-	250,000
Principal payment on revolving line of credit	-	(235,000)
Proceeds from issuance of debt	-	72,974
Principal payments on long-term debt	(307,968)	(288,845)
Net cash provided by financing activities	402,032	4,024,129

Change in cash and cash equivalents	(189,229)	2,450
Cash and cash equivalents at beginning of period	222,359	73,359
Cash and cash equivalents at end of period	$ 33,130	$ 75,809

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the quarter ended October 31, 2002 are not necessarily indicative of results that may be expected for the year ending January 31, 2003 or for any future periods.

These consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2002, which are contained in Ceatech USA, Inc.'s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on May 10, 2002. The consolidated financial statements include the accounts of Ceatech USA, Inc. and its wholly owned subsidiaries ("Ceatech" or the "Company"). Significant intercompany transactions and amounts have been eliminated in consolidation.

2. Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Ceatech has sustained net losses since inception and presently does not have sufficient committed outside sources of capital to fund such losses. Therefore, doubt must be expressed regarding Ceatech's continuing viability. For the quarter and nine months ended October 31, 2002, Ceatech incurred a net loss of $933,033 and $2,582,577, respectively, and at October 31, 2002, Ceatech had an accumulated deficit of $10,011,401, which, along with the insufficiency of committed outside capital to fund any future losses, raises substantial doubt about its ability to continue as a going concern. In addition, during the nine months ended October 31, 2002, Ceatech used cash in operations of $282,238 and used cash for capital expenditures of $309,023 and, therefore, had to rely on outside sources of cash to fund operations and capital expenditures.

The unaudited consolidated financial statements do not reflect any adjustments to account for the recoverability of assets and classification of liabilities which might be necessary should Ceatech be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow internally to meet its obligations on a timely basis, to comply with the terms of its existing loan agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. Although Ceatech has finished construction on the second phase of growout ponds, the existing forty growout ponds may not be sufficient to enable the Company to generate positive cash flow.

During the quarter ended October 31, 2002, Ceatech began to recover from serious production problems it had been experiencing in its hatchery which prevented restocking of all of it's farm grow-out ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the prior quarter and continued to adversely impact performance in the third quarter. The Company currently believes that the hatchery production problems have been mitigated to the point of providing more than adequate seed of improved quality to the farming operation. However, it will take until the end of the fiscal year to produce enough juvenile shrimp to stock all of the Company's existing forty grow-out ponds and return to a normal harvest schedule.

The Company also intends to lease additional land and to construct more growout ponds. Such expansion would be financed through the issuance of debt or equity. However, there is no assurance that such debt or equity can be obtained on terms acceptable to the Company. The inability to obtain additional debt financing or equity capital will have an adverse impact on the ability of the Company to continue operations.

3. Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At October 31, 2002, the Company conducted a test for the recoverability of assets and, based on the analysis, determined that the Company's carrying value of its long-lived assets need not be adjusted at the quarter ended October 31, 2002.

4. Convertible Subordinated Debentures

Convertible subordinated debentures consisted of the following amounts as of October 31, 2002:

Dual rate convertible subordinated debentures, net of
conversion feature of $1,200,857	$2,699,143
Hibiscus Investments, Inc. debentures	1,000,000
5% convertible subordinated debentures, net of
conversion feature of $67,422	417,578
$4,116,721

In April 2001, the Company received commitments for additional capital in the form of subscription agreements with existing stockholders to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. The subscribers deposited funds required to purchase the full $3.9 million in principal amount of the debentures in escrow. In February 2002, the Company made its final draws for $225,000 against the funds deposited in escrow. Through March 1, 2002 interest on these debentures was accrued at the rate of 11.5% per annum. After March 1, 2002, the annual interest rate on outstanding debentures was reduced to 3.0%. All interest earned from the date of issuance of a Debenture through March 1, 2003, is deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2003, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The holders of these debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2003, into shares of the Company's common stock. The maximum number of shares the Company may be required to issue upon conversion would be approximately 6,300,000 shares at an average price of approximately $0.67 per share. These debentures are subordinated to the loan payable to the Bank of America. Subject to this subordination restriction, the debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

The Company has determined that these outstanding debentures had a beneficial conversion feature of $1,400,764. The beneficial conversion feature represents the intrinsic value, the excess of the Company's stock price over the conversion price, as of the date the debenture was issued. This beneficial conversion feature has been recognized as a discount to the Dual Rate Convertible Debentures and as additional paid-in capital. The discount is accreted using the interest method. Such accretion amounted to $40,166 for the quarter ended October 31, 2002, $119,188 for the nine months ended October 31, 2002 and $199,907 from the dates of issuance through October 31, 2002.

In August 2002, the Company received $200,000 from existing stockholders; effective as of that same date, the Company issued 5% Convertible Subordinated Debentures to the stockholders. In addition, effective October 2002, the Company issued $210,000 of 5% Convertible Subordinated Debentures in place of $210,000 of previously non-interest bearing stockholder loans and advances. Also in October 2002, the Company received oral commitments from two of its existing stockholders to purchase up to $500,000 each in principal amount of 5% Convertible Subordinated Debentures to be issued by the Company over the following three months. Purchase of the debentures is contingent upon the Company periodically providing evidence of financial and operational improvements. On October 31, 2002 the first $75,000 debenture related to these commitments was purchased. Additional debentures in the amount of $475,000 were purchased subsequent to the quarter ended October 31, 2002. Interest on these debentures will be accrued at the rate of 5% per annum and deferred and payable only upon redemption or conversion into shares of the Company's common stock. Principal and interest on these debentures is due on or before a date twenty-four months after issuance of the debentures. The maximum number of shares the Company may be required to issue upon conversion would be approximately 5,200,000 shares at a price of $0.30 per share. These debentures are subordinated to the loan payable to the Bank of America.

The Company has determined that the 5% Convertible Subordinated Debentures have a beneficial conversion feature of $73,334, which has been recognized as a discount to these debentures and as additional paid-in capital. The discount is accreted using the interest method and such accretion amounted to $5,912 for the quarter and nine months ended October 31, 2002.

5. Long-Term Debt

Long-term debt consisted of the following amounts at October 31, 2002:

Bank of America loan payable at quarter-end interest rate of 5.375%	$2,170,588
Other	94,693
2,265,281
Less current portion	(2,225,100)
$40,181

The Company has a loan payable to Bank of America, collateralized by the ponds, buildings, improvements and leasehold interest in certain properties, guaranteed by the United States Department of Agriculture (USDA), due in monthly payments of $44,689 with interest payable at prime plus 2%. The maturity date is April 2007. Among other restrictions, the Company is not permitted to declare or pay dividends during the term of the loan, is not permitted to acquire treasury stock or make cash transfers to stockholders, must maintain a tangible net worth of $2 million and must maintain a ratio of total senior liabilities to total net worth of not greater than 1.7 to 1.

In July 2002, the Bank of America provided the Company a list of loan agreement and/or USDA guarantee requirements which, based upon their review, indicated that the Company was in noncompliance with such requirements. As a consequence, the Company acknowledges that it might be in technical noncompliance with certain terms of the loan agreement as of October 31, 2002 and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. The Company is attempting to change or clarify the terms of the agreements with Bank of America and the USDA to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

In October 2002, the Bank of America tentatively agreed to a temporary moratorium on payment of principal and interest.

6. Loss Per Share

Loss per share calculations are in accordance with SFAS No. 128, "Earnings Per Share." "Basic" earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the year. "Diluted" earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding convertible debentures. Dilutive securities of approximately 7,838,397 and 7,341,991 related to convertible debentures are not included in the calculation of diluted earnings (loss) per share in the quarter and nine months ended October 31, 2002, respectively, and dilutive securities of approximately 4,961,005 and 3,074,180 related to convertible debentures are not included in the quarter and nine months ended October 31, 2001, respectively, because they are antidilutive. Net loss per share is computed as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Net loss	$(933,033)	$(298,736)	$(2,582,577)	$(1,246,592)
Weighted average
common shares	7,426,272	7,426,272	7,426,272	7,297,796
Basic and diluted net loss
per common share	$ (0.13)	$ (0.04)	$ (0.35)	$ (0.17)

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

Significant Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenue and expenses. In particular, the determination of the value of the Company's inventory of shrimp held for sale and in the maturation process, the net realizable value of this inventory, long-lived asset recoverability and the estimated useful lives assigned to assets require the use of estimates and assumptions. The judgements made by the Company are based on historical experience and industry trends, among other things, but there can be no assurance that operational or industry changes will not cause actual results to differ from the Company's estimates.

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At October 31, 2002, the Company conducted a test for the recoverability of assets and, based on the analysis, determined that the Company's carrying value of its long-lived assets need not be adjusted at the quarter ended October 31, 2002.

Overview

During the quarter ended October 31, 2002, the Company began to recover from serious production problems in its hatchery which prevented restocking of all of the Company's farm grow-out ponds in a timely and orderly manner. The interruption in the supply of good quality juvenile shrimp to the farm had a material adverse impact on Ceatech's financial and operating performance during the prior period and continued to adversely impact performance in the third quarter.

All of the factors that affect the quantity and/or quality of postlarvae produced by a marine shrimp hatchery such as Ceatech's are not known or completely understood. In the shrimp industry, any hatchery may occasionally encounter production problems and if typical corrective measures prove ineffective, it is industry practice either to temporarily discontinue hatchery operations altogether, or to expand production in order to overcome the sub-standard performance. Because of the ongoing requirement of supplying the Company's farm with seed and the limited size of its hatchery, Ceatech could not address the production problems by employing either of these solutions. Instead, the Company developed new and innovative solutions that have not only eliminated the need to suspend production for lengthy periods of time but have also resulted in improved hatchery production performance. The Company currently believes that the hatchery production problems have been mitigated to the point of providing more than sufficient seed of improved quality to the farming operation. However, it will take until the end of the fiscal year to produce enough juvenile shrimp to stock all of the Company's existing forty growout ponds and return to a normal harvest restocking schedule.

To alleviate the problems in the growout facility which resulted from inadequate hatchery production, the Company accelerated harvesting of the compromised growout ponds. This will allow for stocking of the ponds with better performing juveniles originating from the hatchery after successful corrective actions had been implemented. Consequently, as of October 31, 2002, the number of growout ponds in production had been reduced to fourteen. In addition, because shipment of feed was delayed by the lockout of west coast dockworkers, during November 2002, the amount of feed provided to the remaining growout ponds in production was reduced, causing a reduction in shrimp growth rates. As a result of the accelerated harvests and the temporary reduction in feed, the Company anticipates that harvesting of growout ponds will be suspended during December and a portion of January 2003. During these periods, the Company will continue to restock the growout ponds with better performing juveniles.

As of October 31, 2002, the frozen inventory had increased to approximately 106,000 pounds. The increase in inventory was primarily due to the accelerated harvest schedule implemented during the quarter. The Company plans to sell to its regular customers out of this inventory during the periods when harvesting of growout ponds is suspended. Approximately one month after the end of the third quarter the frozen inventory had been reduced to approximately 76,000 pounds due to sales to regular purchasers of shrimp, along with the sale of a substantial portion of the smaller sized frozen shrimp inventory to a mainland distributor. The Company is continuing to market the remaining inventory of approximately 26,000 pounds of smaller sized frozen shrimp at a substantial discount to obtain cash.

During the nine months ended October 31, 2002, cash flow from operations was insufficient to cover the Company's recurring costs and expenses. This was a result of inefficiencies in farm operations due in large part to the inability of the hatchery to provide enough seedstock to maintain full production in all of its forty growout ponds. Cash flow from operations is expected to improve as more of the production ponds are utilized. However, Ceatech continues to believe that further expansion of the farm is required to achieve positive cash flow. The Company has continued its efforts to obtain the rights to a portion of several thousand acres of State-owned land adjacent to and in the immediate vicinity of the farm formerly leased by a major sugar cane grower. The Company has a short-term revocable permit for the use of 115 acres of this land located directly across the street from the present farm site, which is the best available land for efficient expansion of the farm beyond the Kekaha Agriculture Park. If and when the Company is able to commit to a long-term use of this property for its farm operations, it is expected that the revocable permit will be converted into a long-term lease. The Company remains in discussions with other potential users of portions of the vacated lands and with State of Hawaii representatives in regard to the best means of structuring long-term leases for these lands and the best means of maintaining and reconfiguring the infrastructure and vital utility services necessary to support future uses of these lands in the near and long term. Through its active participation in the planning process, Ceatech is reasonably confident that it will be able to secure enough land to accommodate all expansion in the foreseeable future.

Results of Operations

General

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $10 million. Such losses have been financed through a combination of funds provided by stockholders and funds provided by loans from financial institutions. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Ceatech has sustained net losses since inception and presently does not have sufficient committed outside sources of capital to fund such losses. Therefore, doubt must be expressed regarding the Company's continuing viability. For the quarter and nine months ended October 31, 2002, the Company incurred a net loss of $933,033 and $2,582,577, respectively, and at October 31, 2002, the Company had an accumulated deficit of $10,011,401, which, along with the insufficiency of committed outside capital to fund any future losses, raises substantial doubt about its ability to continue as a going concern. In addition, during the nine months ended October 31, 2002, the Company used cash in operations of $282,238 and used cash for investing activities of $309,023 and, therefore, had to rely on sources of cash outside the Company to fund operations and capital expenditures.

The unaudited consolidated financial statements do not reflect any adjustments to account for the recoverability of assets and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow internally to meet its obligations on a timely basis, to comply with the terms of its existing loan agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. Although the Company has finished construction on the second phase of growout ponds, the existing forty growout ponds may not be sufficient to enable the Company to generate positive cash flow.

During the quarter ended October 31, 2002, the Company began to recover from serious production problems it had been experiencing in its hatchery which prevented restocking of all of the Company's farm grow-out ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the prior period and continued to adversely impact performance in the third quarter. The Company currently believes that the hatchery production problems have been mitigated to the point of providing more than adequate seed of improved quality to the farming operation. However, it will take until the end of the fiscal year to produce enough juvenile shrimp to stock all of the Company's existing forty grow-out ponds and return to a normal harvest restocking schedule.

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

Product Sales

The Company's revenue from farm shrimp sales (excluding sales of hatchery products) for the third quarter ended October 31, 2002 was $535,000 compared to $612,000 for the third quarter ended October 31, 2001. During the third quarter of 2002, the Company sold approximately 97,000 pounds of farm shrimp as compared to 106,000 pounds of farm shrimp in the third quarter of 2001. Revenue from the sale of farm shrimp during the third quarter of 2002 decreased primarily due to a decrease in the amount and size of shrimp harvested. Harvests were smaller as a result of poor growout performance of shrimp originating from inferior quality seedstock.

The Company's revenue from farm shrimp sales (excluding sales of hatchery products) for the nine months ended October 31, 2002 was $2,518,000 compared to $1,937,000 for the nine months ended October 31, 2001. During the first nine months of fiscal year 2002, the Company sold approximately 463,000 pounds of farm shrimp as compared to 328,000 pounds of farm shrimp during the nine months ended October 31, 2001. Revenue from the sale of farm shrimp during the nine months ended October 31, 2002 increased primarily as a result of the sale of approximately 100,000 pounds of frozen inventory on hand at January 31, 2002.

Cost of Sales

Cost of sales for the third quarter ended October 31, 2002 was $1,079,000 compared to $614,000 for the third quarter ended October 31, 2001. During the third quarter of 2002, the Company generated increased losses at the gross margin level mainly as the result of the decreased efficiency of farm production. Farm production efficiency was hampered by the quality of seedstock provided by the hatchery. Although forty ponds were available for production, not all of those ponds were in production for the entire quarter; in addition, when in production, ponds were often stocked with a lower density of juvenile shrimp

Cost of sales for the nine months ended October 31, 2002 was $3,831,000 compared to $2,109,000 for the nine months ended October 31, 2001. During the nine months ended October 31, 2002, the Company generated increased losses at the gross margin level as the result of decreased efficiency of farm production, the reduction to market value of the frozen shrimp inventory, and an increase in depreciation expense related to the prior fiscal year increase in property, plant and equipment. Farm production efficiency was hampered by the quality of seedstock provided by the hatchery. Although forty ponds were available for production, not all of those ponds were in production for the entire nine months; in addition, when in production, ponds were often stocked with a lower density of juvenile shrimp. The lower of cost or market reduction of inventory occurred in connection with the Company's efforts to market certain smaller sized frozen shrimp at a substantial discount in order to generate cash.

General and Administrative Expenses

General and administrative expenses for the third quarter ended October 31, 2002 were $275,000 as compared to $196,000 for the third quarter ended October 31, 2001. The increase in general and administrative expenses was primarily the result of increased insurance costs, finance costs and late fees.

General and administrative expenses for the nine months ended October 31, 2002 were $906,000 as compared to $784,000 for the nine months ended October 31, 2001. The increase in general and administrative expenses was primarily the result of increased insurance and advertising expenses.

Interest Expense

Interest expense for the third quarter ended October 31, 2002 was $120,000 compared to $101,000 for the third quarter ended October 31, 2001. The beneficial conversion features of the Convertible Debentures have been recognized as discounts to these debentures, and these discounts are accreted using the interest method. This accretion resulted in $46,000 of interest expense for the third quarter of 2002 versus $25,000 for the third quarter of 2001.

Interest expense for the nine months ended October 31, 2002 was $396,000 compared to $301,000 for the nine months ended October 31, 2001. Accretion of the discounts to the Convertible Debentures resulted in $125,000 of interest expense for the nine months ended October 31, 2002 versus $39,000 for the nine months ended October 31, 2001.

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

In April 2001, the Company received commitments for additional capital in the form of subscription agreements with existing stockholders to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. The subscribers deposited funds required to purchase the full $3.9 million in principal amount of the debentures in escrow. In February 2002, the Company made its final draws for $225,000 against the funds deposited in escrow. Through March 1, 2002 interest on these debentures was accrued at the rate of 11.5% per annum. After March 1, 2002, the annual interest rate on outstanding debentures was reduced to 3.0%. All interest earned from the date of issuance of a Debenture through March 1, 2003, is deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2003, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The holders of these debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2003, into shares of the Company's common stock. The maximum number of shares the Company may be required to issue upon conversion would be approximately 6,300,000 shares at an average price of approximately $0.67 per share. These debentures are subordinated to the loan payable to the Bank of America. Subject to this subordination restriction, the Debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

During the quarter ended January 31, 2002, the Company received approval from the Department of Agriculture of the State of Hawaii for a loan of $2.5 million to be used primarily for the construction of twenty grow out ponds and four nursery ponds and related infrastructure and equipment on State land adjacent to the existing Kekaha Agriculture Park farm site which will be acquired under a lease arrangement currently under negotiation. The Company also received a loan commitment for $2.3 million from Central Pacific Bank conditioned upon finalization of the aforementioned State loan and upon obtaining a 90% loan guarantee from the United States Department of Agriculture. Of this $2.3 million loan, $1.3 million is intended to fund the construction of eight additional one-acre grow out ponds and related infrastructure on the two remaining parcels of land in the Kekaha Agriculture Park not yet under lease to the Company, and $1.0 million is intended to provide working capital. The commitments for both the State of Hawaii Department of Agriculture and the Central Pacific Bank loans expired due to covenant issues related to the Company's Bank of America loan. In June 2002, the Bank of America provided the Company a preliminary list of loan agreement and/or USDA guarantee requirements which, based upon their review, indicated that the Company was in noncompliance with such requirements. As a consequence, the Company acknowledges that it might be in technical noncompliance with certain terms of the loan agreement as of October 31, 2002 and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. The Company is attempting to change or clarify the terms of the agreements with Bank of America and the United States Department of Agriculture to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

In August 2002, the Company received $200,000 from existing stockholders; effective as of that same date, the Company issued 5% Convertible Subordinated Debentures to the stockholders. In addition, effective October 2002, the Company issued $210,000 of 5% Convertible Subordinated Debentures in place of $210,000 of previously non-interest bearing stockholder loans and advances. Also in October 2002, the Company received oral commitments from two of its existing stockholders to purchase up to $500,000 each in principal amount of 5% Convertible Subordinated Debentures to be issued by the Company over the following three months. Purchase of the debentures is contingent upon the Company periodically providing evidence of financial and operational improvements. On October 31, 2002 the first $75,000 debenture related to these commitments was purchased. Additional debentures in the amount of $475,000 were purchased subsequent to the quarter ended October 31, 2002. Interest on these debentures will be accrued at the rate of 5% per annum and deferred and payable only upon redemption or conversion into shares of the Company's common stock. Principal and interest on these debentures is due on or before a date twenty-four months after issuance of the debentures. The maximum number of shares the Company may be required to issue upon conversion would be approximately 5,200,000 shares at a price of $0.30 per share. These debentures are subordinated to the loan payable to the Bank of America.

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

Item 3. Controls and Procedures

Within the ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commision filings.

There have been no changes in internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation described above.

PART II - OTHER INFORMATION

Items 1 and 5. Not Applicable

Item 2. Changes in Securities and Use of Proceeds

In August 2002, the Company received $200,000 from existing stockholders; effective as of that same date, the Company issued 5% Convertible Subordinated Debentures to the stockholders. In addition, effective October 2002, the Company issued $210,000 of 5% Convertible Subordinated Debentures in place of $210,000 of previously non-interest bearing stockholder loans and advances. Also in October 2002, the Company received oral commitments from two of its existing stockholders to purchase up to $500,000 each in principal amount of 5% Convertible Subordinated Debentures to be issued by the Company over the following three months. Purchase of the debentures is contingent upon the Company periodically providing evidence of financial and operational improvements. On October 31, 2002 the first $75,000 debenture related to these commitments was purchased. Additional debentures in the amount of $475,000 were purchased subsequent to the quarter ended October 31, 2002. Interest on these debentures will be accrued at the rate of 5% per annum and deferred and payable only upon redemption or conversion into shares of the Company's common stock. Principal and interest on these debentures is due on or before a date twenty-four months after issuance of the debentures. The maximum number of shares the Company may be required to issue upon conversion would be approximately 5,200,000 shares at a price of $0.30 per share. These debentures are subordinated to the loan payable to the Bank of America.

Item 3. Defaults Upon Senior Securities

In July 2002, the Bank of America provided the Company a list of loan agreement and/or USDA guarantee requirements which, based upon their review, indicated that the Company was in noncompliance with such requirements. As a consequence, the Company acknowledges that it might be in technical noncompliance with certain terms of the loan agreement as of October 31, 2002 and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. The Company is attempting to change or clarify the terms of the agreements with Bank of America and the United States Department of Agriculture to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

Item 4. Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Stockholders on September 30, 2002. The number of shares represented at this meeting in person or by proxy was 5,039,894 out of a total of 7,426,272 shares issued and outstanding. The following is a description of the matter voted on and the results of such meeting:

		Number of Votes
Matter Voted On	For	Against	Abstained
Election of Directors:

John Chen	5,039,774	-	120
Ernest K. Dias	5,039,894	-	-
Gordon J. Mau	5,039,894	-	-
Anthony Rutledge	5,039,894	-	-
Shinichiro Watari	5,039,894	-	-

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended October 31, 2002.

Signatures

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ceatech USA, Inc.

(Issuer)

Date: December 16, 2002	By: /s/ EDWARD T. FOLEY
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

By: /s/ EDWARD T. FOLEY

Edward T. Foley

Executive Vice President

Chief Financial Officer