Form 10KSB
period 2003-01-31
CEATECH USA INC
filed 2003-04-30
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2003

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

Common Stock, no par value

(Title of class)

________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.__

The aggregate market value of common stock held by non-affiliates of the issuer as of April 8, 2003 was $506,932. As of April 8, 2003, there were 17,426,272 shares of the issuer's common stock outstanding. The issuer's revenue for the most recent fiscal year was $2,810,337.

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

Ceatech is a shrimp aquaculture company that uses and is refining specialized, advanced biotechnological methods for breeding and growing premium quality Pacific White Shrimp marketed primarily in Hawaii and the west coast of the U.S. mainland under the name "Kauai ShrimpTM". The Company's vertically-integrated hatchery, farm and processing facilities are located on the island of Kauai, Hawaii. Ceatech uses selective breeding and strict environmental control techniques to produce high health, disease-free hatchery products primarily for stocking the Company's growout facilities and occasionally for sale to other commercial hatcheries. Ceatech's farm growout facilities are of advanced technological design and, when combined with the Company's scientifically developed production protocols and innovative harvesting and processing methods, produce per acre yields of exceptionally high quality which exceed normal shrimp aquaculture yields.

During the third quarter ended October 31, 2002, Ceatech began to recover from serious production problems it had been experiencing in its hatchery which prevented restocking of all of its farm growout ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the fiscal year ended January 31, 2003. The hatchery production problems appear to have been resolved and the hatchery is now able to provide more than adequate seed of improved quality to the farming operation. By the end of December 2002 all of the Company's existing forty growout ponds had been stocked with juvenile shrimp and in the first quarter of 2003 the farm returned to a normal harvest schedule.

During the fiscal year ended January 31, 2003, the Company received $1,635,000 from the issuance of convertible debenture loans and notes payable primarily from existing shareholders. The proceeds from the debentures and notes were used for working capital and capital improvements including the completion of construction of twenty one-acre growout ponds and two half-acre nursery ponds.

Operations

At its aquaculture farm operations located on the island of Kauai, the Company is applying and refining advanced technologies for intensive, sustainable shrimp aquaculture farming which were developed as part of a multimillion dollar aquaculture research program sponsored by the U.S. Department of Agriculture (USDA). These technologies evolved from over fifteen years of research and practical experimentation conducted within the aforementioned USDA program by, among others, several of the Company's key technical, managerial and operations personnel.

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

Marketing

The Company's farm product is currently marketed throughout the State of Hawaii and the west coast of the U.S. mainland under arrangements with wholesale seafood distributors based in Honolulu, Hawaii and San Francisco, California, respectively. Sales of fresh, chilled, whole shrimp are currently limited to the Hawaii market, and sales of product in fresh, chilled, tail-only form are earmarked for the U.S. mainland, primarily Las Vegas, and to specialty seafood stores and outlets in several major west coast cities. Frozen tails, the form in which the majority of the Company's product is currently distributed, are sold both in Hawaii and on the west coast of the U.S. mainland. The Company and its primary distributors market the Company's farm product under the name Kauai ShrimpTM.

The Company remains committed to creating and maintaining market differentiation and acceptance of its shrimp as a premium product at a price higher than prices generally prevailing in the commodity market and works closely with its distributors who are likewise committed to product promotions designed to obtain premium pricing. The Company is currently in late-stage negotiations to expand the market for its shrimp in two significant areas: retail outlets in the continental U.S. which sell only "eco-friendly" premium products, and Japanese and European markets for frozen head-on product. At present, the Company can only process and fill small orders of fresh head-on product to supply the local market, but the Company expects that the ability to sell significant quantities of its production in frozen head-on form will have a major impact on the Company's success. Accordingly, the Company is making arrangements to acquire additional sorting and freezing equipment for its processing facility that will enable the Company to make sales of large quantities of frozen head-on product as production permits.

Competition

Competition for sale of the Company's farm shrimp is from a full range of capture and aquaculture suppliers of shrimp worldwide. Despite the fact that global demand for shrimp generally exceeds supply, the commodity price structure for shrimp is affected significantly by short-term changes in world supply and can be affected by pricing tactics implemented by some of the world's largest producers. The Company's principal market strategy is to isolate itself from the effects of general commodity price fluctuations by identifying and establishing a market for its shrimp as a high health, premium product grown exclusively and uniquely in Kauai, Hawaii. Nevertheless, sharp downfalls in global commodity prices still have a significant effect on the Company's premium pricing efforts, especially in the smaller sizes of shrimp where "premium product" differentiation is more difficult.

Employees

As of January 31, 2003, the Company had 60 employees, of which 46 were full time. Currently, none of the Company's employees are represented by a collective bargaining unit.

Item 2. Description of Property.

The Company's farm operation is located on approximately 142 acres of leased land at the Kekaha Agricultural Park on the island of Kauai. The leases with the State of Hawaii have terms that expire in 2042 and 2043. In addition, the Company has been issued a Revocable Permit for 115 acres of land adjacent to its present farm location on which further expansion of its farming operation is anticipated.

The Company also has a lease expiring in 2024 at the site of its 5,000 square foot processing facility in Hanapepe, Kauai, totaling approximately one acre.

The Company has a lease expiring in December 2005 for 250 square feet of office space in downtown Honolulu and a month to month lease for 900 square feet of office space in Waimea on the island of Kauai.

Item 3. Legal Proceedings.

As of January 31, 2003, there was no litigation pending in which Ceatech or any of its subsidiaries is a party, or in which, to the best of management's knowledge, Ceatech or any of its subsidiaries may be joined as a party.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended January 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the Over the Counter, NASD Bulletin Board under the symbol "CEAH." The following table sets forth the high and low closing prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

	High	Low
Fiscal Year 2002
First Quarter	0.90	0.55
Second Quarter	0.75	0.55
Third Quarter	0.65	0.19
Fourth Quarter	0.26	0.15

Fiscal Year 2001
First Quarter	1.25	0.88
Second Quarter	1.25	0.91
Third Quarter	1.15	0.55
Fourth Quarter	1.00	0.55

The closing sale price of the Company's common stock as reported on the Over the Counter Bulletin Board on April 8, 2003 was $0.17 per share. The prices shown above are bid prices, which represent prices between broker/dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions. At March 31, 2003, there were approximately 378 stockholders of record of the Company's common stock.

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

Significant Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, management is required to make certain estimates and assumptions that may affect the reported amounts of assets, liabilities, revenue and expenses. Estimates are particularly important in determining the value of the Company's inventory of shrimp held for sale and in the maturation process. The useful lives and recoverability of long-lived assets are also determined with the aid of estimates and assumptions. The judgments made by the Company are based on historical experience and industry trends, among other things, but there can be no assurance that operational or industry changes will not cause actual results to differ from the Company's estimates.

The carrying value of both frozen shrimp held for sale and shrimp in the maturation process is the lower of the cost of producing the inventory or the fair market value of the inventory. The fair market value of shrimp held for sale is calculated using an expected sales prices for each size category based on recent sales history. The fair market value of shrimp in the maturation process is calculated as the total pounds of shrimp tails in the growout ponds at the end of the period multiplied by the average sales price of shrimp tails during the period less processing costs.

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company conducted a test for the recoverability of assets as of January 31, 2003 and, based on the analysis, determined that the Company's carrying value of its long-lived assets need not be adjusted at the year ended January 31, 2003. In conducting this test the cash flow from the assets was estimated for a period of forty years, the assumed life of the shrimp ponds. The calculation included periodic expenditures for the replacement and repair of certain pond components such as pond liners and paddlewheels. The most critical assumption in the analysis is pond productivity - both as to quantities and sizes of shrimp. In estimating fair value of the pond assets the discounted cash flow value assumed construction to 100 ponds, which is the farm size that the current hatchery has the capacity to supply and that the current processing plant, with some minor improvements, has the capacity to process. The cost of constructing the additional ponds was subtracted from the total discounted cash flow value as an estimate of current asset value.

Overview

During the quarter ended October 31, 2002, Ceatech began to recover from serious production problems it had been experiencing in its hatchery which prevented restocking of all of its farm growout ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the year ended January 31, 2003. The hatchery production problems have been resolved and the hatchery is now able to provide more than adequate seed of improved quality to the farming operation. By the end of December 2002 all of the Company's existing forty growout ponds had been stocked with juvenile shrimp and in the first quarter of 2003 the farm returned to a normal harvest schedule.

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

To alleviate the problems in the growout facility which resulted from inadequate hatchery production, the Company accelerated harvesting of the compromised growout ponds. This allowed for stocking of the ponds with better performing juveniles originating from the hatchery after successful corrective actions had been implemented. However, as a result of the accelerated harvests and a temporary reduction in growth rates resulting from delayed feed shipments because of the west coast dockworker lockout, the Company suspended harvests for almost thirteen weeks during November, December and a portion of January 2003. During this period, the Company continued to restock the growout ponds with better performing juveniles. As of January 31, 2003, the farm was operating at full capacity.

As of January 31, 2003, the frozen inventory was approximately 61,000 pounds. The Company sold shrimp to its regular customers out of its inventory during the period when harvesting of growout ponds was suspended. During the month of March 2003, frozen inventory was further reduced to approximately 47,000 pounds as a result of the sale of three quarters of the inventory of smaller sized shrimp to a local distributor at a substantial discount. The inventory of small shrimp had built up as a result of diminished growout pond performance due to the use of compromised hatchery seedstock.

During the year ended January 31, 2003, cash flow from operations was insufficient to cover the Company's recurring costs and expenses. This was a result of inefficiencies in farm operations due in large part to the inability of the hatchery to provide enough seedstock to maintain full production in all of its forty growout ponds. Cash flow from operations is expected to improve as the farm returns to a normal harvest schedule. However, Ceatech continues to believe that further expansion of the farm is required to achieve positive cash flow.

The Company has continued its efforts to obtain the rights to a portion of several thousand acres of State-owned land adjacent to and in the immediate vicinity of the farm formerly leased by a major sugar cane grower. The Company has a short-term revocable permit for the use of 115 acres of this land located directly across the street from the present farm site, which is the best available land for efficient expansion of the farm beyond the Kekaha Agriculture Park. When the Company is able to commit to a long-term use of this property for its farm operations, it is expected that the revocable permit will be converted into a long-term lease. The Company remains in discussions with other potential users of portions of the vacated lands and with State of Hawaii representatives in regard to the best means of structuring long-term leases for these lands and the best means of maintaining and reconfiguring the infrastructure and vital utility services necessary to support future uses of these lands in the near and long- term. Through its active participation in the planning process, Ceatech is reasonably confident that it will be able to secure enough land to accommodate all expansion in the foreseeable future.

Results of Operations

General

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $10.7 million. Such losses have been financed through a combination of funds provided by stockholders and funds provided by a loan from Bank of America. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses since inception, and, therefore, in accordance with generally accepted accounting principles, doubt must be expressed regarding the Company's continuing viability. For the year ended January 31, 2003, the Company incurred a net loss of $3.2 million, and as of January 31, 2003, the Company had an accumulated deficit of $10.7 million. In addition, the Company used cash in operations of $1.2 million and used cash for investing activities of $309,571 during the year ended January 31, 2003.

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

During the quarter ended October 31, 2002, Ceatech began to recover from serious production problems it had been experiencing in its hatchery which prevented restocking of all of it's farm growout ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the year ended January 31, 2003. The hatchery production problems have been resolved and the hatchery is now able to provide more than adequate seed of improved quality to the farming operation. By the end of December 2002 all of the Company's existing forty growout ponds had been stocked with juvenile shrimp and in the first quarter of 2003 the farm returned to a normal harvest schedule.

Management intends to lease additional land and to construct more growout ponds. The Company expects to finance such expansion and concurrent working capital requirements through the issuance of debt and/or equity. However, there is no assurance that such debt and/or equity can be obtained on terms acceptable to the Company. The inability to obtain additional debt financing or equity capital will have an adverse impact on the ability of the Company to continue operations.

Year End

For purposes of the following discussion, the Company's 2002 fiscal year ended on January 31, 2003 and the 2001 fiscal year ended on January 31, 2002.

Product Sales

The Company's revenue from shrimp sales for the 2002 fiscal year was approximately $2.8 million compared to approximately $2.6 million for the 2001 fiscal year. During the 2002 fiscal year, the Company sold approximately 520,000 pounds of farm shrimp, of which 455,000 pounds were in tail-only form and the remainder head-on, as compared to 427,000 pounds of farm shrimp, of which 351,000 pounds were in tail-only form, in the prior year. Revenue from the sale of farm shrimp during the fiscal year ended January 31, 2003 increased primarily as a result of the sale of approximately 100,000 pounds of frozen tail inventory on hand at January 31, 2002. The Company's revenue from the sale of hatchery products was $26,000 for fiscal year 2002 as compared to $76,000 for fiscal 2001. In the near term, the Company has no plans to establish a separate business with its primary purpose being the production and sale of hatchery products (i.e., broodstock and post larvae animals). The Company will sell broodstock and post larvae animals to outside hatchery and farm operations that are not in direct competition with the Company only when its hatchery stocks are far in excess of the amounts needed to service the Company's own farm operations.

Cost of Sales

Cost of sales for the 2002 fiscal year was approximately $4.4 million compared to $2.6 million in fiscal year 2001. During the year ended January 31, 2003, the Company generated increased losses at the gross margin level as the result of decreased efficiency of farm production, the reduction to market value of the frozen tail shrimp inventory, and an increase in depreciation expense related to the prior fiscal year increase in property, plant and equipment. Farm production efficiency was hampered by the quality of seedstock provided by the hatchery. Although forty ponds were available for production, not all of those ponds were in production for the entire year; in addition, when in production, ponds were often stocked with a lower density of juvenile shrimp. The lower of cost or market reduction of inventory occurred in connection with the Company's efforts to market certain smaller-sized frozen shrimp at a substantial discount in order to generate cash.

General and Administrative Expenses

General and administrative expenses were $1.2 million for fiscal year 2002 and $1.1 million for fiscal year 2001. The increase in general and administrative expenses was primarily the result of increased insurance and advertising expense.

Interest Expense

During the fiscal years ended January 31, 2003 and January 31, 2002, the Company incurred total interest costs of approximately $510,000 and $645,000, respectively. The decrease in interest incurred resulted from lower interest rates. In fiscal year ended January 31, 2002, $110,000 was capitalized to the Company's self-constructed real property improvements, and $535,000 was recognized as interest expense. The beneficial conversion features of the convertible debentures have been recognized as discounts to these debentures, and these discounts are accreted using the interest method. This accretion resulted in $173,000 of interest expense for the year ended January 31, 2003 versus $81,000 for the year ended January 31, 2002.

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

In March 2003, the Company made a private offering of up to $3.5 million in shares of common stock of the Company to "accredited investors", as the term is defined in Rule 501 of Regulation D of the Securities Act of 1933, in two tranches as follows: (i) $1 million in shares of common stock at $0.10 per share which was fully subscribed and funded on April 8, 2003, and (ii) $2.5 million in shares of common stock at $0.15 per share which must be fully subscribed by no later than May 15, 2003. As of April 8, 2003, the Company had received proceeds of $1 million in connection with this private offering. Subscriptions for the remaining $2.5 million in shares of this private offering have been recieved as of April 8, 2003, however, funding for such shares is subject to the Company securing a firm commitment from an outside third party to provide the Company with sufficient financing to construct no fewer than twenty one-acre growout ponds and related infrastructure facilities and equipment necessary to put such growout ponds into production or $2.5 million in construction financing for such purposes. Failure to achieve such financing will have an adverse impact on the ability of the Company to continue its operations.

In August 2002, the Company received $200,000 from existing stockholders; effective as of that same date, the Company issued 5% Convertible Subordinated Debentures to those stockholders. In addition, effective October 2002, the Company issued $100,000 of 5% Convertible Subordinated Debentures in place of $100,000 of previously non-interest bearing stockholder loans and advances. In the quarter ended January 31, 2003, the Company received an additional $700,000 from existing stockholders and $300,000 from a new investor to purchase 5% Convertible Subordinated Debentures. Interest on these debentures will be accrued at the rate of 5% per annum and deferred and payable only upon redemption or conversion into shares of the Company's common stock. Principal and interest on these debentures is due on or before a date twenty-four months after issuance of the debentures. The maximum number of shares the Company may be required to issue upon conversion would be approximately 4,800,000 shares at a price of $0.30 per share. These debentures are subordinated to the loan payable to the Bank of America.

During the year ended January 31, 2003 the company also issued notes payable to an existing stockholder in exchange for $110,000. The notes bear interest at 5% per annum and mature 2 years after issuance.

In April 2001, the Company received commitments for additional capital in the form of subscription agreements with existing stockholders to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. The subscribers deposited funds required to purchase the full $3.9 million in principal amount of the debentures in escrow. In February 2002, the Company made its final draws for $225,000 against the funds deposited in escrow. Through March 1, 2002, interest on these debentures was accrued at the rate of 11.5% per annum. After March 1, 2002, the annual interest rate on outstanding debentures was reduced to 3.0%. All interest earned from the date of issuance of each of these debentures through March 1, 2004 is deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2004, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The holders of these debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2004, into shares of the Company's common stock. The maximum number of shares the Company may be required to issue upon conversion would be approximately 6,300,000 shares at an average price of approximately $0.67 per share. These debentures are subordinated to the loan payable to the Bank of America. Subject to this subordination restriction, these debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

During the quarter ended January 31, 2002, the Company received approval from the Department of Agriculture of the State of Hawaii for a loan of $2.5 million to be used primarily for the construction of twenty growout ponds and four nursery ponds and related infrastructure and equipment on State land adjacent to the existing Kekaha Agriculture Park farm site which will be acquired under a lease arrangement currently under negotiation. The Company also received a loan commitment for $2.3 million from Central Pacific Bank conditioned upon finalization of the aforementioned State loan and upon obtaining a 90% loan guarantee from the United States Department of Agriculture. Of this $2.3 million loan, $1.3 million was intended to fund the construction of eight additional one-acre growout ponds and related infrastructure on the two remaining parcels of land in the Kekaha Agriculture Park not yet under lease to the Company, and $1.0 million was intended to provide working capital. The commitments for both the State of Hawaii Department of Agriculture and the Central Pacific Bank loans expired due to covenant issues related to the Company's Bank of America loan. In June 2002, the Bank of America provided the Company a preliminary list of loan agreement and/or USDA guarantee requirements which, based upon their review, indicated that the Company was in noncompliance with such requirements. As a consequence, the Company acknowledges that it is in noncompliance with certain terms of the loan agreement and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. The Company is attempting to change or clarify the terms of the agreements with Bank of America and the United States Department of Agriculture to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

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

The business of the Company is subject to substantial local, state and federal regulations, including, but not limited to, occupational health and safety standards, food product health and safety regulations, archaeological preservation laws, and environmental regulations. The Company believes that it has acquired all necessary permits and licenses for its animals, seawater wells, pumps, ponds, and buildings constructed to date. In 1999, the Company was granted a permit to discharge effluent to the ocean. This permit is valid through April 2004 and allows a discharge volume equivalent to that from 100 ponds. The processing/freezing facility in Hanapepe, Kauai required approval of a facility design permit from the Department of Health. There is no assurance that additional environmental or food safety compliance issues will not arise in the future that could have a material effect on the Company's operations.

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

Commercially available feeds of appropriate nutritional composition and acceptable price need to be shipped from U.S. mainland suppliers to the farm. The unavailability of feed, large price increases, or interruptions in transport service would negatively affect the Company's operations. In addition, the capability to import appropriate feeds at acceptable prices is a risk that the Company has attempted to address through the establishment of relations with multiple feed vendors. Nonetheless, the cessation of business of any one of the specialized feed suppliers used by the Company, or substantial, industry-wide changes in the economics of the feed industry, or the occurrence of labor strikes, which interrupt the shipping of feed, could negatively impact the Company's operations.

The Company's basic marketing strategy for its consumable product is to obtain a premium price by differentiating its shrimp from commodity-grade product in terms of its superior taste, texture, cleanliness and freedom from chemical additives. The Company should be able to obtain a higher price by demonstrating to its customers the high quality and purity of the product and the care taken by the Company to assure its high quality. The Company should also be able to obtain a higher price by marketing its product in the fresh form, as there is no other fresh chilled product available in the market. In spite of these marketing efforts, if the world shrimp market is flooded with low priced commodity grade product, it is likely that the demand for the Company's product and the amount of premium the Company's product can command will fall temporarily. This is especially true for smaller sizes of shrimp, which are difficult to market as "premium shrimp". The Company's larger shrimp are less susceptible to price elasticity. Management believes that the Company can further expand the base of customers willing to pay a higher price for its shrimp by marketing its shrimp as the only fresh premium product available. The Company continues to work to improve its ability to consistently produce increased quantities of uniformly sized premium product to meet the demands of large scale users. The maintenance of quality allows the Company to mitigate the uncertainties of the global commodity price fluctuations. However, the Company will continue to be subject to the uncertainties of global commodity price fluctuations which can adversely affect the Company.

Item 7. Financial Statements.

The Company's Financial Statements, together with the independent accountants reports, appear at pages 17 through 30 of this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act.

The names, ages and positions of all directors and executive officers serving the Company as of January 31, 2003 were as follows:

John Chen	44	Director
Ernest K. Dias	65	President, Chief Operating Officer and Director
Edward T. Foley	51	Executive Vice President, Chief Financial Officer
Gordon J. Mau	56	Chairman, Board of Directors
Anthony Rutledge	56	Director
Shinichiro Watari	55	Director

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

Mr. Foley has been Executive Vice President and Chief Financial Officer since March 2000. Mr. Foley has extensive senior-level financial, accounting and administrative experience. After serving with accounting firms Coopers & Lybrand and KPMG, he held executive positions with Dole Food Company, Castle & Cooke, Inc., and C. Brewer Homes, Inc. Mr. Foley holds a Bachelor of Science degree in Accountancy from the University of Illinois and is a CPA.

Mr. Mau has been Chairman of the Board of Directors since October 1999 and a member of the Board since 1998. Mr. Mau is a practicing attorney in Hawaii specializing in real estate and serves as an officer and/or director of various organizations including Friends of Hawaii Charities, Inc., Overseas Investors, Inc., Henry H. Wong Foundation and the Waialae Country Club, among others. Mr. Mau is a graduate of Lafayette College (B.A. Economics) and New York Law School (J.D.).

Mr. Rutledge has been a Member of the Board of Directors since 2000, and he also serves as President and Chief Executive Officer of Unity House, Inc., a major shareholder in the Company. Mr. Rutledge has over 30 years experience in labor union management, real estate investments and trust fund administration. He served as the Financial Secretary-Treasurer of the Hotel Employees and Restaurant Employees Union in Hawaii from 1986 to 2000, and served as a member of the Board of various Hawaii-based organizations.

Mr. Watari has been a Member of the Board of Directors since 2000, and he is Chairman of Hibiscus Investments, Inc., a major shareholder in the Company. Mr. Watari is also President and Chief Executive Officer of Cornes and Co., Ltd. (Japan and Hong Kong), Chairman of Quicksilver Connections Ltd. (Australia) and Chairman of Pacific World Holdings Ltd. (Hong Kong). Mr. Watari holds both a Bachelor of Arts and Master of Architecture degrees from Washington University in St. Louis, Missouri. He also attended the Program for Management Development at Harvard Business School.

The term of office of each of the directors named above will continue until the next Annual Meeting of Shareholders or until a successor has been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of the directors, officers or beneficial owners of more than 10% of the Company's securities named herein are required to comply with the reporting requirements set forth in Section 16(a) of the Securities Exchange Act of 1934. The Company has not received any reports required to be filed under Section 16 during or with respect to the year ended January 31, 2003.

Item 10. Executive Compensation.

During the fiscal year ended January 31, 2003, the following named executive officers received compensation in excess of $100,000 for services rendered to the Company:

Name and	Year Ended	Annual Compensation
Principal Position	January 31,	Salary	Bonus
Ernest K. Dias	2003	$117,500	--
President, Chief Operating Officer	2002	100,000	$10,000
Edward T. Foley	2003	118,500	--
Executive Vice President, Chief Financial Officer	2002	112,500	30,000

In September 2000, the Company's shareholders approved the Stock Compensation Program ("Program"). A total of 1,000,000 shares of the Company's common stock has been reserved for the Program. As of January 31, 2003 no options have been granted, and no restricted shares have been issued under the Program nor has any officer or director received any other form of noncash compensation.

The Company had no employment contracts with any of its officers or directors during the fiscal year ended January 31, 2003. In addition, the Company's directors do not receive any cash compensation for service on the Board of Directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of April 8, 2003, with respect to the beneficial ownership of the Company's common stock by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each director; (iii) named executive officers; and (iv) all current executive officers and directors as a group.

Name and Address	Amount and Nature	Percent of
of Beneficial Owner	Beneficial Ownership	Class

Shinichiro Watari (1)(2)(3)(4)	8,429,459	28.70%
9010 Miramar Road
San Diego, CA 92126

John Chen (1)(3)	5,901,832	20.09%
1000 Bishop St., Suite 303
Honolulu, HI 96813

Unity House, Inc. (3)(4)	5,267,690	17.93%
444 Hobron Lane
Honolulu, HI 96815

Anthony Rutledge (1)	-	-
444 Hobron Lane
Honolulu, HI 96815

Gordon J. Mau (1)(3)(4)	3,335,439	11.36%
1000 Bishop St., Suite 303
Honolulu, HI 96813

Ronald W. K. Yee (1)(3)	1,798,971	6.12%
1000 Bishop St., Suite 303
Honolulu, HI 96813

Ernest K. Dias (1)	300,000	1.02%
540 Lagoon Dr., Suite 3 & 4
Honolulu, HI 96819

Edward T. Foley (1)	--	--
1000 Bishop St., Suite 303
Honolulu, HI 96813

Directors and named
executive officers as a
group (seven persons)	19,765,701	67.29%

1) The person listed is an officer, a director, or both, of the Company.

2) Company has issued two 7.75% convertible subordinated debentures totaling $1,000,000 to Hibiscus Investments, Inc., the beneficial ownership and control of which is attributable to Mr. Watari. Each such debenture entitles the holder to convert the principle amount thereof, together with accrued but unpaid interest thereon, into fully paid shares of the Company's common ctock. The shares acquired by conversion as aforesaid would be "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, and accordingly, may not be sold or transferred by the holders thereof in the absence of an effective registration statement or an opinion of counsel satisfactory to the Company that a proposed transfer does not violate applicable securities laws. As of April 8, 2003, the number of shares which may be acquired by Mr. Watari through conversion of these debentures is 1,188,760.

3) The table includes a total of 6,340,239 shares of the Company's common stock, which may be acquired by certain listed beneficial owners upon conversion of the principal amount of Dual Rate Convertible Debentures issued to them by the Company which are eligible to be converted as of the Record Date, together with accrued but unpaid interest thereon. Common stock acquired by conversion as aforesaid would be "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, and accordingly, may not be sold or transferred by the holders thereof in the absence of an effective registration statement or an opinion of counsel satisfactory to the Company that a proposed transfer does not violate applicable securities laws. As of April 8, 2003, the number of shares of common stock which may be acquired by each of the noted beneficial owners through conversion of the Dual Rate Convertible Debentures as aforesaid is as follows: (i) Mr. Watari - 1,460,113; (ii) Mr. Chen - 1,725,127; (iii) Unity House, Inc. - 2,015,811; (iv) Mr. Mau - 512,282; (v) Mr. Yee - 626,907.

4) The table includes a total of 3,060,069 shares of the Company's common stock, which may be acquired by certain listed beneficial owners upon conversion of the principal amount of 5% Convertible Debentures issued to them by the Company which are eligible to be converted as of the Record Date, together with accrued but unpaid interest thereon. Common stock acquired by conversion as aforesaid would be "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, and accordingly, may not be sold or transferred by the holders thereof in the absence of an effective registration statement or an opinion of counsel satisfactory to the Company that a proposed transfer does not violate applicable securities laws. As of April 8, 2003, the number of shares of common stock which may be acquired by each of the noted beneficial owners through conversion of the Dual Rate Convertible Debentures as aforesaid is as follows: (i) Mr. Watari - 1,187,306; (ii) Unity House, Inc. - 1,188,379; (iii) Mr. Mau - 684,384.

Item 12. Certain Relationships and Related Transactions.

In March 2003, the Company made a private offering of up to $3.5 million in shares of common stock of the Company to "accredited investors", as the term is defined in Rule 501 of Regulation D of the Securities Act of 1933, in two tranches as follows: (i) $1 million in shares of common stock at $0.10 per share which was fully subscribed and funded on April 8, 2003, and (ii) $2.5 million in shares of common stock at $0.15 per share which must be fully subscribed by no later than May 15, 2003. As of April 8, 2003, the Company had received proceeds of $1 million in connection with this private offering.

In August 2002, the Company received $200,000 from existing stockholders; effective as of that same date, the Company issued 5% Convertible Subordinated Debentures to the stockholders. In addition, effective October 2002, the Company issued $100,000 of 5% Convertible Subordinated Debentures in place of $100,000 of previously non-interest bearing stockholder loans and advances. In the quarter ended January 31, 2003, the Company received an additional $700,000 from existing stockholders and $300,000 from a new investor to purchase 5% Convertible Subordinated Debentures. Interest on these debentures will be accrued at the rate of 5% per annum and deferred and payable only upon redemption or conversion into shares of the Company's common stock. Principal and interest on these debentures is due on or before a date twenty-four months after issuance of the debentures. The maximum number of shares the Company may be required to issue upon conversion would be approximately 4,800,000 shares at a price of $0.30 per share. These debentures are subordinated to the loan payable to the Bank of America.

During the year ended January 31, 2003 the company also issued notes payable to Mr. Chen, an existing stockholder and director, in exchange for $110,000. The notes bear interest at 5% per annum and mature 2 years after issuance.

In April 2001, the Company received commitments for additional capital in the form of subscription agreements with existing stockholders to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. The subscribers deposited funds required to purchase the full $3.9 million in principal amount of the debentures in escrow. In February 2002, the Company made its final draws for $225,000 against the funds deposited in escrow. Through March 1, 2002 interest on these debentures was accrued at the rate of 11.5% per annum. After March 1, 2002, the annual interest rate on outstanding debentures was reduced to 3.0%. All interest earned from the date of issuance of these debentures through March 1, 2004, is deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2004, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The holders of these debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2004, into shares of the Company's common stock. The maximum number of shares the Company may be required to issue upon conversion would be approximately 6,300,000 shares at an average price of approximately $0.67 per share. These debentures are subordinated to the loan payable to the Bank of America. Subject to this subordination restriction, these debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

Item 13. Exhibits and Reports on Form 8-K.

a. Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended January 31, 2002.

b. Exhibits.

Exhibit No. Document Description

3.1 Articles of Incorporation (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

3.2 Bylaws of the Registrant (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

4.1 Warrant Agent Agreement (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

4.2 Specimen Class A Warrant Certificate (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

10.1 Convertible Debenture Subscription Agreement, dated March 22, 2000, between the Registrant and Hibiscus Investments, Inc. (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 17, 2000)

10.2 Negative Pledge Agreement, dated march 29, 2000, between the Registrant and Hibiscus Investments, Inc. (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 17, 2000)

21 List of Subsidiaries (incorporated by reference to Form 10-KSB/A filed with the Securities and Exchange Commission on behalf of the Company on May 13, 1997)

Item 14. Controls and Procedures

Within the ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings.

There have been no changes in internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation described above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Ceatech USA, Inc.

(Issuer)

Date: April 30, 2003	By: /s/ ERNEST K. DIAS
Ernest K. Dias
President,
Chief Operating Officer

Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

By: /s/ JOHN CHEN	Director	April 30, 2003
John Chen

By: /s/ ERNEST K. DIAS	President, Chief Operating	April 30, 2003
Ernest K. Dias	Officer
(principal executive officer)

By: /s/ EDWARD T. FOLEY	Executive Vice President,	April 30, 2003
Edward T. Foley	Chief Financial Officer
(principal financial and
accounting officer)

By: /s/ GORDON J. MAU	Chairman of the Board	April 30, 2003
Gordon J. Mau

By: /s/ ANTHONY RUTLEDGE	Director	April 30, 2003
Anthony Rutledge

By: /s/ SHINICHIRO WATARI	Director	April 30, 2003
Shinichiro Watari

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Ceatech USA, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Ceatech USA, Inc. and its subsidiaries at January 31, 2003, and the results of their operations and their cash flows for the years ended January 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and has negative stockholders' equity. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers, LLP

Honolulu, Hawaii

April 18, 2003

Ceatech USA, Inc. and Subsidiaries

Consolidated Balance Sheet

January 31,
2003
Assets
Current assets
Cash and cash equivalents	$ 46,064
Accounts receivable - net	87,048
Inventory	1,458,315
Other	13,629
Total current assets	1,605,056
Property, plant and equipment - net	7,240,279
Total assets	$ 8,845,335

Liabilities and Stockholders' Deficiency
Current liabilities
Accounts payable	$ 975,633
Current portion of long-term debt	2,226,380
Other	127,557
Total current liabilities	3,329,570

Long-term debt	25,827
Notes payable to stockholder	110,000
Convertible debentures, net of beneficial conversion feature	4,980,066
Accrued interest on convertible debentures	544,341
Commitments and contingencies	--
Stockholders' deficiency
Preferred sotck at no par value: 10,000,000 shares authorized,
no shares issued and outstanding	--
Common stock at no par value: 100,000,000 shares authorized,
7,426,272 issued and outstanding	8,835,866
Additional paid-in capital	1,682,422
Retained deficit	(10,662,757)
Total stockholders' deficiency	(144,469)
Total liabilities and stockholders' deficiency	$ 8,845,335

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended January 31,
	2003	2002

Sales	$ 2,810,337	$ 2,567,172
Cost of sales	4,378,800	2,555,608
Gross margin (loss)	(1,568,463)	11,564

General and administrative expenses	1,169,024	1,125,386
Loss from operations	(2,737,487)	(1,113,822)
Interest expense	(510,293)	(534,612)
Interest income	122	3,154
Other income	13,725	--

Net loss	$(3,233,933)	$(1,645,280)

Basic and diluted loss per common share	$ (0.44)	$ (0.22)

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended January 31,
	2003	2002
Operating activities
Net loss	$(3,233,933)	$(1,645,280)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	620,836	525,800
Other	173,445	92,718
Net changes in operating assets and liabilities
Accounts receivable	224,106	(132,741)
Inventory	666,877	(1,353,901)
Other assets	33,304	14,169
Accounts payable	137,818	109,719
Other liabilities	196,866	305,280
Net cash used in operating activities	(1,180,681)	(2,084,236)

Investing activities
Capital expenditures	(309,571)	(2,507,777)
Net cash used in investing activities	(309,571)	(2,507,777)

Financing activities
Proceeds from issuance of convertible debentures	1,525,000	3,675,000
Proceeds from issuance of common stock	--	1,325,000
Proceeds from stockholder notes payable	110,000	--
Use of restricted cash for revolving line of credit	--	250,000
Principal payment on revolving line of credit	--	(235,000)
Proceeds from issuance of debt	--	102,117
Principal payments on long-term debt	(321,043)	(376,104)
Net cash provided by financing activities	1,313,957	4,741,013

Change in cash and cash equivalents	(176,295)	149,000
Cash and cash equivalents at beginning of period	222,359	73,359
Cash and cash equivalents at end of period	$ 46,064	$ 222,359

Supplemental cash flow information
Interest paid, net of amounts capitalized	$ 104,574	$ 277,436
Income taxes paid	--	--

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficiency)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, January 31, 2001	6,089,272	$7,498,866	$208,325	$(5,783,544)	$1,923,647
Issuance of common stock	1,337,000	1,337,000	--	--	1,337,000
Convertible debentures beneficial
conversion feature	--	--	1,387,528	--	1,387,528
Net loss	--	--	--	(1,645,280)	(1,645,280)
Balance, January 31, 2002	7,426,272	8,835,866	1,595,853	(7,428,824)	3,002,895
Convertible debentures beneficial
conversion feature	--	--	86,569	--	86,569
Net loss	--	--	--	(3,233,933)	(3,233,933)
Balance, January 31, 2003	7,426,272	$8,835,866	$1,682,422	$(10,662,757)	$ (144,469)

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATION

Ceatech USA, Inc. ("Ceatech" or "the Company") was incorporated under the laws of the State of Colorado on January 19, 1995.

Ceatech is a shrimp aquaculture company that uses specialized, advanced biotechnological methods for breeding and growing premium quality Pacific White Shrimp marketed primarily in Hawaii and the U.S. mainland under the name "Kauai Shrimp". The Company's vertically-integrated hatchery, farm and processing facilities are located on the island of Kauai, Hawaii. Ceatech uses selective breeding and strict environmental control techniques to produce high-health, disease-free hatchery products primarily for stocking the Company's growout facilities and occasionally for sale to other commercial hatcheries. Ceatech's farm growout facilities are of advanced technological design and, together with the Company's highly evolved production protocols and innovative harvesting and processing methods, produce exceptionally high per acre yields of distinctively high quality table shrimp.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Ceatech has sustained net losses since inception and presently does not have sufficient committed outside sources of capital to fund such losses. Therefore, doubt must be expressed regarding Ceatech's continuing viability. For the year ended January 31, 2003, Ceatech incurred a net loss of $3,233,933, and at January 31, 2003, Ceatech had an accumulated deficit of $10,662,757 and negative working capital of $1,724,514, which, along with the insufficiency of committed outside capital to fund any future losses and violation of debt covenants on the Company's long-term debt, raises substantial doubt about its ability to continue as a going concern. In addition, during the year ended January 31, 2003, Ceatech used cash in operations of $1,180,681 and used cash for capital expenditures of $309,571 and, therefore, had to rely on outside sources of cash to fund operations and capital expenditures.

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

During the quarter ended October 31, 2002, Ceatech began to recover from serious production problems it had been experiencing in its hatchery which prevented restocking of all of its farm growout ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the year ended January 31, 2003. The hatchery production problems have been resolved and the hatchery is now able to provide more than adequate seed of improved quality to the farming operation. By the end of December 2002 all of the Company's existing forty growout ponds had been stocked with juvenile shrimp and in the first quarter of 2003 the farm returned to a normal harvest schedule.

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

a) Consolidation Policy

The consolidated financial statements include the accounts of Ceatech USA, Inc. and its wholly owned subsidiaries, Ceatech HHGI Breeding Corp., Ceatech Plantations, Inc., Sunkiss Shrimp Co., Ltd., Ceatech Investment Partners, LLC and Hawaii High Health Seafood Corp. Significant intercompany transactions and amounts have been eliminated in consolidation.

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

d) Fair Value of Financial Instruments

The carrying value of certain of the Company's financial instruments, including cash, accounts receivable and accounts payable approximates fair value due to the relatively short maturity of such instruments. The current value of the Company's borrowings under its short-term notes payable and long-term debt instruments approximate fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the Company's financial instruments are held for trading purposes.

e) Concentration of Credit Risk - Cash

The Company maintains its cash balances in financial institutions located in Hawaii. The Federal Deposit Insurance Corporation insures the balances up to $100,000. At various times throughout the year ended January 31, 2003, the Company maintained balances in excess of federally insured limits.

f) Major Customers

The Company had two major customers that accounted for approximately 83% of sales for the year ended January 31, 2003, and approximately 77% of accounts receivable as of January 31, 2003. During the year ended January 31, 2002, two customers accounted for approximately 81% of sales.

g) Cash and Cash Equivalents

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

h) Accounts Receivable

The allowance for doubtful accounts is established through a provision for bad debts charged to expense. Receivables are charged off against the allowance when management believes that the collectibility of the account is unlikely. Recoveries of amounts previously charged off are credited to revenues. The allowance for doubtful accounts as of January 31, 2003 was $80,483.

i) Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out method. Shrimp in maturation process and shrimp held for sale include the cost of maintenance to maturity. Inventory at January 31, 2003 was composed of the following:

Shrimp in maturation process	$972,261
Shrimp held for sale	275,145
Broodstock shrimp	109,006
Feed	75,285
Supplies	26,618
$1,458,315

j) Interest

The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. During the year ended January 31, 2003, the Company did not capitalize any interest. Total interest incurred for the year ended January 31, 2003 amounted to $510,293. Total interest incurred amounted to $644,843 for the year ended January 31, 2002, including $110,231 capitalized to property and equipment.

k) Income Taxes

The Company files a consolidated federal income tax return. During the years ended January 31, 2003 and 2002, the Company paid no income taxes.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted deferred tax assets and liabilities are adjusted through the provision for income taxes.

l) Property, Plant and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property, plant and equipment is provided using the straight-line method over their estimated useful lives.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the asset is deemed impaired and the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Management's conclusion as to the recoverability of long-lived assets is based, in part, on estimates of future cash flows expected to be generated or realized from the assets. Changes in estimates, based on changes in market conditions and various other factors, may impact management's conclusion.

Property, plant and equipment at January 31, 2003 consisted of the following:

Asset Classification	Amounts	Estimated Lives
Land improvements	$2,989,801	15-39 years
Ponds	2,788,445	7-10 years
Buildings	1,810,179	20-39 years
Equipment	1,683,616	5-10 years
	9,272,041
Less - Accumulated Depreciation	(2,031,762)
	$7,240,279

Depreciation expense amounted to $620,836 for the year ended January 31, 2003 and $525,800 for the year ended January 31, 2002.

m) Loss Per Share

Loss per share calculations are in accordance with SFAS No. 128, "Earnings Per Share." "Basic" earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the year. "Diluted" earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding convertible debentures. Dilutive securities of approximately 8,060,180 and 3,795,266 related to convertible debentures are not included in the calculation of diluted earnings (loss) per share in the years ended January 31, 2003 and January 31, 2002, respectively, because they are antidilutive. Net loss per share is computed as follows:

	Year Ended January 31,
	2003	2002
Net loss	$(3,233,933)	$(1,645,280)
Weighted average
common shares	7,426,272	7,330,179
Basic and diluted net loss
per common share	$ (0.44)	$ (0.22)

n) Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended January 31, 2003 and 2002 were $71,833 and $32,816, respectively.

4. LONG-TERM DEBT

Long-term debt consisted of the following amounts at January 31, 2003:

Bank of America loan payable at year-end interest rate of 5.375%	$2,170,717
Other	81,490
$2,252,207
Less current portion	(2,226,380)
$25,827

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

In July 2002, the Bank of America provided the Company a list of loan agreement and/or USDA guarantee requirements which, based upon their review, indicated that the Company was in noncompliance with such requirements. As a consequence, the Company acknowledges that it is in noncompliance with certain terms of the loan agreement as of January 31, 2003 and, in accordance with generally accepted accounting principles, has classified the entire amount outstanding on that date as current. The Company is attempting to change or clarify the terms of the agreements with Bank of America and the USDA to assure compliance with the loan terms and to render moot any existing issues of noncompliance.

In October 2002, the Bank of America informally agreed to a moratorium on payment of principal and interest.

Future maturities for the long-term debt are as follows:

Years ending January 31,
2004	$2,226,380
2005	22,537
2006	3,290
$2,252,207

During the year ended January 31, 2003 the company also issued notes payable to an existing stockholder in exchange for $110,000. The notes bear interest at 5% per annum and mature 2 years after issuance.

5. CONVERTIBLE DEBENTURES

Convertible subordinated debentures consisted of the following amounts as of January 31, 2003:

Dual rate convertible subordinated debentures, net of
conversion feature of $1,160,691	$2,739,309
Hibiscus Investments, Inc. debentures	1,000,000
5% convertible subordinated debentures, net of
conversion feature of $59,243	1,240,757
$4,980,066

In August 2002, the Company received $200,000 from existing stockholders; effective as of that same date, the Company issued 5% Convertible Subordinated Debentures to the stockholders. In addition, effective October 2002, the Company issued $100,000 of 5% Convertible Subordinated Debentures in place of $100,000 of previously non-interest bearing stockholder loans and advances. In the quarter ended January 31, 2003, the Company received an additional $700,000 from existing stockholders and $300,000 from a new investor to purchase 5% Convertible Subordinated Debentures. Interest on these debentures will be accrued at the rate of 5% per annum and deferred and payable only upon redemption or conversion into shares of the Company's common stock. Principal and interest on these debentures is due on or before a date twenty-four months after issuance of the debentures. The maximum number of shares the Company may be required to issue upon conversion would be approximately 4,800,000 shares at a price of $0.30 per share. These debentures are subordinated to the loan payable to the Bank of America.

The Company has determined that the 5% Convertible Subordinated Debentures have a beneficial conversion feature of $73,334, which has been recognized as a discount to these debentures and as additional paid-in capital. The beneficial conversion feature represents the intrinsic value, the excess of the Company's stock price over the conversion price, as of the date the debenture was issued. The discount is accreted using the interest method and such accretion amounted to $14,091 for the year ended January 31, 2003.

In April 2001, the Company received commitments for additional capital in the form of subscription agreements with existing stockholders to purchase up to $3.9 million in principal amount of Dual Rate Convertible Debentures to be issued by the Company. The subscribers deposited funds required to purchase the full $3.9 million in principal amount of the debentures in escrow. In February 2002, the Company made its final draws for $225,000 against the funds deposited in escrow. Through March 1, 2002 interest on these debentures was accrued at the rate of 11.5% per annum. After March 1, 2002, the annual interest rate on outstanding debentures was reduced to 3.0%. All interest earned from the date of issuance of each of these debenture through March 1, 2004, is deferred and will be payable only upon redemption or through conversion into shares of the Company's common stock. Interest earned on outstanding debentures after March 1, 2004, will be payable quarterly by the Company, in arrears, and may not be deferred or converted into shares of common stock. The holders of these debentures have the right to elect to convert the full principal amount of their debentures together with all accrued interest from the date of issuance through March 1, 2004, into shares of the Company's common stock. The maximum number of shares the Company may be required to issue upon conversion would be approximately 6,300,000 shares at an average price of approximately $0.67 per share. These debentures are subordinated to the loan payable to the Bank of America. Subject to this subordination restriction, these debentures are redeemable at the option of the Company, at any time before conversion, at a price equal to the total of 100% of their face amount plus all accrued and unpaid interest up to the date of conversion. If not previously converted or redeemed, the Company will be required to redeem all outstanding debentures on March 1, 2007.

The Company has determined that these outstanding debentures had a beneficial conversion feature of $1,400,764. This beneficial conversion feature has been recognized as a discount to the Dual Rate Convertible Debentures and as additional paid-in capital. The discount is accreted using the interest method. Such accretion amounted to $159,354 for the year ended January 31, 2003 and $240,073 from the dates of issuance through January 31, 2003.

6. LEASES

The Company leases from the State of Hawaii several parcels of land within the Kekaha Agricultural Park on which the nursery and growout ponds are located. These lease terms expire in 2042 and 2043. Total base rent for these parcels is $20,912 per year. Additional rent due is any amount in excess of the base rent up to 3% of gross proceeds from the sale of commodities produced on the land. The Company also has a 35-year lease with the State of Hawaii for the property on which the hatchery facilities are located. This lease expires on July 31, 2029. Rent is the greater of $800 per year or 3% of gross receipts. The processing plant is located on property in Hanapepe, which the Company leases from the State of Hawaii for a base annual rent of $4,400, plus the excess of 3% of retail sales above the base rent. The rent amounts on all of these leases are to be re-determined periodically (every 7 to 15 years) throughout the lease terms. The company also leases an office in Honolulu and an office and corporate house in Waimea under annual and month-to-month lease agreements. Rent expense under these leases was $71,939 during the year ended January 31, 2003 and $72,934 during the year ended January 31, 2002.

Minimum future payments required under the leases are as follows:

Years Ending January 31,	Land Leases
2004	$ 26,112
2005	26,112
2006	26,112
2007	26,112
2008 and thereafter	856,901
$961,349

7. STOCKHOLDERS' EQUITY (DEFICIENCY)

The Company has authorized 100 million shares of no par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. As of January 31, 2003, the Company had 7,426,272 shares of common stock outstanding.

The Company has authorized 10 million shares of preferred stock. Under the terms of the Articles of Incorporation, the Board of Directors may issue preferred stock for any proper corporate purpose. In approving any issuance, the Board has the broad authority to determine rights, privileges, and preferences of the preferred stock, which may be issued as more than one class or series. The rights, privileges, and preferences may include voting, dividend, conversion, redemption, participation, and liquidation rights. As of January 31, 2003 no preferred stock is issued or outstanding.

In March 2003, the Company made a private offering of up to $3.5 million in shares of common stock of the Company to "accredited investors", as the term is defined in Rule 501 of Regulation D of the Securities Act of 1933, in two tranches as follows: (i) $1 million in shares of common stock at $0.10 per share which was fully subscribed and funded on April 8, 2003, and (ii) $2.5 million in shares of common stock at $0.15 per share which must be fully subscribed by no later than May 15, 2003. As of April 8, 2003, the Company had received proceeds of $1 million in connection with this private offering.

As of January 31, 2003, approximately 12.3 million shares of common stock were reserved for issuance under the convertible debentures.

8. PROFIT SHARING PLAN

The Company has a qualified profit sharing plan with a 401(k) deferred compensation provision. All employees who are at least 21 years of age and have completed one year of service or were full-time employees at the time of adoption are eligible to participate. Participating employees may contribute up to 15% of compensation per year limited to an annual maximum amount as set periodically by the Internal Revenue Service. The Company may match a portion of the employee contributions on a discretionary basis, determined on an annual basis. During the years ended January 31, 2003 and 2002, the Company did not make a matching contribution. Employees are 100% vested in their own contributions.

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

Total income tax benefit differs from the expected tax benefit as a result of the following:

	Year ended		Year ended
	January 31, 2003		January 31, 2002
Computed expected benefit	$ 1,131,877	35.0%	$ 575,848	35.0%
State tax benefit	206,972	6.4%	105,298	6.4%
Other	111,253	0.0%	97,651	0.0%
Valuation allowance	(1,450,102)	-41.4%	(778,797)	-41.4%
	$ --		$ --

The primary differences at January 31, 2003, which give rise to deferred taxes are as follows:

Deferred tax asset:
Net operating loss carryforward	$ 4,723,385
Other timing differences	101,290
State tax effect	(235,532)
Difference between tax and book basis of fixed assets	(471,531)
Deferred tax valuation allowance	(4,117,612)
$ --

At January 31, 2003, a net operating loss carryforward of approximately $11.4 million expiring in various years through 2022 is available to offset future taxable income for financial reporting purposes.

Certification

I, Ernest K. Dias, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ceatech USA, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By: /s/ ERNEST K. DIAS

Ernest K. Dias

President

Chief Operating Officer

I, Edward T. Foley, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ceatech USA, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By: /s/ EDWARD T. FOLEY

Edward T. Foley

Executive Vice President

Chief Financial Officer