Form 10QSB
period 2003-04-30
CEATECH USA INC
filed 2003-06-16
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2003

or

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

________________________________

As of April 30, 2003 there were 18,426,272 shares of the issuer's common stock outstanding.

Transitional small business disclosure format Yes __ No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ceatech USA, Inc. and Subsidiaries

Consolidated Balance Sheet

(unaudited)

April 30, 2003
Assets
Current assets:
Cash and cash equivalents	$ 654,154
Accounts receivable - net	162,981
Inventory	1,748,133
Other	12,758
Total current assets	2,578,026
Property, plant and equipment - net	7,086,784
Total assets	$ 9,664,810

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,150,877
Current portion of long-term debt	2,225,275
Other	191,169
Total current liabilities	3,567,321

Long-term debt	13,448
Notes payable to stockholder	110,000
Convertible debentures, net of beneficial conversion feature	5,031,869
Accrued interest on convertible debentures	609,720
Commitments and contingencies	-
Stockholders' equity:
Preferred stock at no par value: 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock at no par value: 100,000,000 shares authorized,
18,426,272 issued and outstanding	9,935,866
Additional paid-in capital	1,682,422
Accumulated deficit	(11,285,836)
Total stockholders' equity	332,452
Total liabilities and stockholders' equity	$ 9,664,810

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended April 30,
	2003	2002

Sales	$ 406,781	$ 1,111,031
Cost of sales	657,426	1,510,549
Gross margin (loss)	(250,645)	(399,518)

General and administrative expenses	182,773	352,263
Loss from operations	(433,418)	(751,781)
Interest expense	(187,053)	(153,375)
Interest income	361	50
Other income (expense)	(2,967)	-

Net loss	$ (623,077)	$ (905,106)

Basic and diluted loss
per common share	$ (0.06)	$ (0.12)

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended April 30,
	2003	2002
Operating activities
Net loss	$ (623,077)	$ (905,106)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	156,172	153,289
Other	51,803	38,856
Net changes in operating assets and liabilities
Accounts receivable	(75,933)	(228,511)
Inventory	(289,818)	595,705
Other assets	871	29,778
Accounts payable	175,244	61,868
Other liabilities	128,990	124,430
Net cash used in operating activities	(475,748)	(129,691)

Investing activities
Capital expenditures	(2,677)	(128,290)
Net cash used in investing activities	(2,677)	(128,290)

Financing activities
Proceeds from issuance of convertible debentures	-	225,000
Proceeds from issuance of common stock	1,100,000	-
Principal payments on long-term debt	(13,485)	(110,907)
Net cash provided by financing activities	1,086,515	114,093

Change in cash and cash equivalents	608,090	(143,888)
Cash and cash equivalents at beginning of period	46,064	222,359
Cash and cash equivalents at end of period	$ 654,154	$ 78,471

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the quarter ended April 30, 2003 are not necessarily indicative of results that may be expected for the year ending January 31, 2004 or for any future periods.

These consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2003, which are contained in Ceatech USA, Inc.'s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2003. The consolidated financial statements include the accounts of Ceatech USA, Inc. and its wholly owned subsidiaries ("Ceatech" or the "Company"). Significant intercompany transactions and amounts have been eliminated in consolidation.

2. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Ceatech has sustained net losses since inception and presently does not have sufficient committed outside sources of capital to fund such losses. Therefore, doubt must be expressed regarding Ceatech's continuing viability. For the quarter ended April 30, 2003, Ceatech incurred a net loss of $623,077, and at April 30, 2003, Ceatech had an accumulated deficit of $11,285,836 and negative working capital of $989,295, which, along with the insufficiency of committed outside capital to fund any future losses and violation of debt covenants on the Company's long-term debt, raises substantial doubt about its ability to continue as a going concern. In addition, during the quarter ended April 30, 2003, Ceatech used cash in operations of $475,748 and, therefore, had to rely on outside sources of cash to fund operations.

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

The Company intends to lease additional land and to construct more growout ponds. Such expansion would be financed through the issuance of debt or equity. However, there is no assurance that such debt or equity can be obtained on terms acceptable to the Company. The inability to obtain additional debt financing or equity capital will have an adverse impact on the ability of the Company to continue operations.

In the third quarter of fiscal year 2002, Ceatech began to recover from serious production problems originating in its hatchery which prevented restocking of all of its forty growout ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the quarter ended April 30, 2003. The Company believes, the hatchery production problems have been successfully addressed and the hatchery is now providing adequate seed of improved quality to the farm operation. By the end of December 2002 all of the Company's existing forty growout ponds had been stocked with juvenile shrimp, the farm was operating at full capacity and at the end of the quarter ended April 30, 2003, the farm returned to a normal harvest schedule. However, as a result of a combination of factors, including unseasonably cold weather during the nursery cycle and unintended feeding schedule variations, the first juvenile shrimp grown from the improved quality seed did not perform as well as had been expected. Although these issues have been addressed, it is possible that the adverse impact of these factors could continue to affect performance of the growout ponds through the second quarter of 2003.

3. Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company conducted a test for the recoverability of assets as of April 30, 2003 and, based on the analysis, determined that the Company's carrying value of its long-lived assets need not be adjusted at the quarter ended April 30, 2003. In conducting this test the cash flow from the assets was estimated for a period of forty years, the assumed life of the shrimp ponds. The calculation included periodic expenditures for the replacement and repair of certain pond components such as pond liners and paddlewheels. The most critical assumption in the analysis is pond productivity - both as to quantities and sizes of shrimp. In estimating fair value of the pond assets the discounted cash flow value assumed construction to 100 ponds, which is the farm size that the current hatchery has the capacity to supply and that the current processing plant, with some minor improvements, has the capacity to process. The cost of constructing the additional ponds was subtracted from the total discounted cash flow value as an estimate of current asset value.

4. Convertible Subordinated Debentures

Convertible subordinated debentures consisted of the following amounts as of April 30, 2003:

Dual rate convertible subordinated debentures, net of
conversion feature of $1,117,680	$2,782,320
Hibiscus Investments, Inc. debentures	1,000,000
5% convertible subordinated debentures, net of
conversion feature of $50,451	1,249,549
$5,031,869

5. Long-Term Debt

Long-term debt consisted of the following amounts at April 30, 2003:

Bank of America loan payable at quarter-end interest rate of 5.375%	$2,170,717
Other	68,006
2,238,723
Less current portion	(2,225,275)
$13,448

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

In June 2003, the Bank of America provided the Company with a proposal to restructure the loan which includes a requirement to pay accrued and past due interest in the amount of $81,358. Interest on the unpaid balance of the loan would then accrue at a rate of prime plus 2%. Interest only payments would be required through September 1, 2004, with the exception of two principal payments in the amount of $100,000 each due on September 1, 2003 and September 1, 2004, respectively. Principal and interest payments would then be required from October 1, 2004 through October 1, 2009 based on a full amortization of the loan balance. In addition, the Bank of America indicated that it would issue a waiver for all covenant violations for the fiscal year ended January 31, 2003. The Bank of America has also stated that the USDA must concur with the terms of the foregoing loan restructure proposal. The Company is currently evaluating this proposal from the Bank of America.

The Company acknowledges that as of April 30, 2003 it is in noncompliance with certain terms of the loan agreement, and, in accordance with generally accepted accounting principles, has classified as current the total amount outstanding as of that date.

6. Common Stock

In March 2003, the Company made a private offering of up to $3.5 million in shares of common stock of the Company to "accredited investors", as the term is defined in Rule 501 of Regulation D of the Securities Act of 1933, in two tranches as follows: (i) $1 million in shares of common stock at $0.10 per share which was fully subscribed and funded on April 8, 2003, and (ii) $2.5 million in shares of common stock at $0.15 per share which was fully subscribed by May 15, 2003. As of the end of the first quarter of 2003, the Company had received proceeds of $1 million in connection with this private offering and subscriptions for the remaining $2.5 million in shares of this private offering have been received; however, funding for such shares is subject to the Company securing a firm commitment from an outside third party to provide the Company with sufficient financing to construct no fewer than twenty one-acre growout ponds and related infrastructure facilities and equipment necessary to put such growout ponds into production or $2.5 million in construction financing for such purposes. Failure to achieve such financing will have an adverse impact on the ability of the Company to continue its operations.

In February 2003, the Company received $100,000 each from two existing stockholders. These amounts were classified as notes payable upon receipt. Subsequent to the private offering made by the Company in March 2003, the Board of Directors voted to allow the conversion of these notes payable to common stock at $0.10 per share. The notes payable were converted to common stock as of April 30, 2003.

7. Loss Per Share

Loss per share calculations are in accordance with SFAS No. 128, "Earnings Per Share." "Basic" earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. "Diluted" earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding convertible debenturesm for the period. Dilutive securities of approximately 11,857,615 related to convertible debentures are not included in the calculation of diluted earnings (loss) per share in the quarter ended April 30, 2003, and dilutive securities of approximately 7,145,988 related to convertible debentures are not included in the quarter ended April 30, 2002, respectively, because they are antidilutive. Net loss per share is computed as follows:

	Three Months Ended April 30,
	2003	2002
Net loss	$(623,077)	$(905,106)
Weighted average
common shares	9,898,182	7,426,272
Basic and diluted net loss
per common share	$ (0.06)	$ (0.12)

8. Income Taxes

In May 2003 the Company received a payment of $422,000 from the State of Hawaii in connection with a tax credit for research activities and a capital goods excise tax credit claimed on the Company's consolidated tax return for the year ending January 31, 2002. This tax benefit will be recognized in the second quarter ended July 31, 2003 when the certainty of credit approval by the State of Hawaii was resolved.

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

The carrying value of both frozen shrimp held for sale and shrimp in the maturation process is the lower of the cost of producing the inventory or the fair market value of the inventory. The fair market value of shrimp held for sale is calculated using an expected sales prices for each size category based on recent sales history. The fair market value of shrimp in the maturation process is calculated as theestimated total pounds of shrimp tails in the growout ponds at the end of the period multiplied by the average sales price of shrimp tails during the period less processing costs.

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company conducted a test for the recoverability of assets as of April 30, 2003 and, based on the analysis, determined that the Company's carrying value of its long-lived assets need not be adjusted at the quarter ended April 30, 2003. In conducting this test the cash flow from the assets was estimated for a period of forty years, the assumed life of the shrimp ponds. The calculation included periodic expenditures for the replacement and repair of certain pond components such as pond liners and paddlewheels. The most critical assumption in the analysis is pond productivity - both as to quantities and sizes of shrimp. In estimating fair value of the pond assets the discounted cash flow value assumed construction to 100 ponds, which is the farm size that the current hatchery has the capacity to supply and that the current processing plant, with some minor improvements, has the capacity to process. The cost of constructing the additional ponds was subtracted from the total discounted cash flow value as an estimate of current asset value.

Overview

In the third quarter of fiscal year 2002, Ceatech began to recover from serious production problems originating in its hatchery which prevented restocking of all of its forty growout ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the quarter ended April 30, 2003. The Company believes, the hatchery production problems have been successfully addressed and the hatchery is now providing adequate seed of improved quality to the farm operation. By the end of December 2002 all of the Company's existing forty growout ponds had been stocked with juvenile shrimp, the farm was operating at full capacity and at the end of the quarter ended April 30, 2003, the farm returned to a normal harvest schedule. However, as a result of a combination of factors, including unseasonably cold weather during the nursery cycle and unintended feeding schedule variations, the first juvenile shrimp grown from the improved quality seed did not perform as well as had been expected. Although all of these issues have been addressed, it is possible that the adverse impact of these factors could continue to affect performance of the growout ponds through the second quarter of 2003.

As of April 30, 2003, frozen shrimp inventory was approximately 46,000 pounds. During the month of March 2003, frozen inventory was reduced as a result of the sale of approximately 17,500 pounds of smaller sized shrimp to a local distributor at a discount. The inventory of small shrimp had built up as a result of diminished growout pond performance due to the use of compromised hatchery seedstock.

During the quarter ended April 30, 2003, cash flow from operations was insufficient to cover the Company's recurring costs and expenses. This was a result of inefficiencies in farm operations due in large part to a number of ponds that were stocked with seed of compromised quality and thus did not perform to their potential. Cash flow from operations is expected to improve as the farm continues to harvest ponds on a normal schedule and the individual growout ponds begin to produce larger harvests. However, Ceatech continues to believe that further expansion of the farm is required to achieve positive cash flow.

The Company has continued its efforts to obtain the rights to a portion of several thousand acres of State-owned land adjacent to and in the immediate vicinity of the farm formerly leased by a major sugar cane grower. The Company has a short-term revocable permit for the use of 115 acres of this land located directly across the street from the present farm site, which is the best available land for efficient expansion of the farm beyond the Kekaha Agriculture Park. When the Company is able to commit to a long-term use of this property for its farm operations, it is expected that the revocable permit will be converted into a long-term lease. The Company remains in discussions with other potential users of portions of the vacated lands and with State of Hawaii representatives in regard to the best means of structuring long-term leases for these lands and the best means of maintaining and reconfiguring the infrastructure and vital utility services necessary to support future uses of these lands in the near and long-term. Through its active participation in the planning process, Ceatech is reasonably confident that it will be able to secure enough land to accommodate all expansion in the foreseeable future.

Results of Operations

General

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $11.3 million. Such losses have been financed through a combination of funds provided by stockholders and funds provided by a loan from Bank of America. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses since inception, and, therefore, in accordance with generally accepted accounting principles, doubt must be expressed regarding the Company's continuing viability. For the quarter ended April 30, 2003, the Company incurred a net loss of $623,077, and as of April 30, 2003, the Company had an accumulated deficit of $11,285,836. In addition, the Company used cash in operations of $475,748 and used cash for investing activities of $2,677 during the quarter ended April 30, 2003 and, therefore, had to rely on sources of cash outside the Company to fund operations.

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

Product Sales

The Company's revenue from farm shrimp sales (excluding sales of hatchery products) for the first quarter ended April 30, 2003 was $402,000 compared to $1.1 million for the first quarter ended April 30, 2002. During the first quarter of 2003, the Company sold approximately 80,000 pounds of farm shrimp as compared to 192,000 pounds of farm shrimp in the first quarter of 2002. The decrease in revenue from the sale of farm shrimp during the first quarter of 2003 was caused by two factors, the size of harvests and the sale of inventory. Harvests were smaller in the first quarter of 2003 as a result of poor growout performance of shrimp originating from inferior quality seedstock, and in the first quarter of 2002 approximately 100,000 pounds of the frozen inventory accumulated during 2001 was sold.

Cost of Sales

Cost of sales for the first quarter ended April 30, 2003 was $657,000 compared to $1.5 million for the first quarter ended April 30, 2002. During the first quarter of 2002, the Company generated higher losses at the gross margin level than during the first quarter of 2003, primarily as the result of the reduction to market value of the frozen shrimp in inventory.

General and Administrative Expenses

General and administrative expenses for the first quarter ended April 30, 2003 were $183,000 as compared to $352,000 for the first quarter ended April 30, 2002. The decrease in general and administrative expenses was primarily the result of decreased wages, and decreased accounting, advertising and insurance expenses in conjunction with the Company's cost containment efforts.

Interest Expense

Interest expense for the first quarter ended April 30, 2003 was $187,000 as compared to interest expense of $153,000 for the first quarter ended April 30, 2002.

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

In March 2003, the Company made a private offering of up to $3.5 million in shares of common stock of the Company to "accredited investors", as the term is defined in Rule 501 of Regulation D of the Securities Act of 1933, in two tranches as follows: (i) $1 million in shares of common stock at $0.10 per share which was fully subscribed and funded on April 8, 2003, and (ii) $2.5 million in shares of common stock at $0.15 per share which was fully subscribed by May 15, 2003. As of the end of the first quarter of 2003, the Company had received proceeds of $1 million in connection with this private offering and subscriptions for the remaining $2.5 million in shares of this private offering have been received; however, funding for such shares is subject to the Company securing a firm commitment from an outside third party to provide the Company with sufficient financing to construct no fewer than twenty one-acre growout ponds and related infrastructure facilities and equipment necessary to put such growout ponds into production or $2.5 million in construction financing for such purposes. Failure to achieve such financing will have an adverse impact on the ability of the Company to continue its operations.

In February 2003, the Company received $100,000 each from two existing stockholders. These amounts were classified as notes payable upon receipt. Subsequent to the private offering made by the Company in March 2003, the Board of Directors voted to allow the conversion of these notes payable to common stock at $0.10 per share. The notes payable were converted to common stock as of April 30, 2003.

In June 2003, the Bank of America provided the Company with a proposal to restructure the loan which includes a requirement to pay accrued and past due interest in the amount of $81,358. Interest on the unpaid balance of the loan would then accrue at a rate of prime plus 2%. Interest only payments would be required through September 1, 2004, with the exception of two principal payments in the amount of $100,000 each due on September 1, 2003 and September 1, 2004, respectively. Principal and interest payments would then be required from October 1, 2004 through October 1, 2009 based on a full amortization of the loan balance. In addition, the Bank of America indicated that it would issue a waiver for all covenant violations for the fiscal year ended January 31, 2003. The Bank of America has also stated that the USDA must concur with the terms of the foregoing loan restructure proposal. The Company is currently evaluating this proposal from the Bank of America.

The Company acknowledges that as of April 30, 2003 it is in noncompliance with certain terms of the loan agreement, and, in accordance with generally accepted accounting principles, has classified as current the entire amount outstanding as of that date.

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

All of the potential factors that may affect the quantity and/or quality of postlarvae produced by marine shrimp hatcheries are not completely known. In the shrimp industry, continuously operating hatcheries occasionally encounter production problems for reasons that are not fully understood. When/if the wide variety of corrective measures prove ineffective, it is industry practice to either temporarily discontinue hatcheries operations and dry out, or to expand larval production facilities in order to overcome substandard performance. Interruptions in the supply of good quality seed to the farm could have a material adverse impact on the Company.

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

Items 1, 4 and 5. Not Applicable

Item 2. Changes in Securities and Use of Proceeds

In March 2003, the Company made a private offering of up to $3.5 million in shares of common stock of the Company to "accredited investors", as the term is defined in Rule 501 of Regulation D of the Securities Act of 1933, in two tranches as follows: (i) $1 million in shares of common stock at $0.10 per share which was fully subscribed and funded on April 8, 2003, and (ii) $2.5 million in shares of common stock at $0.15 per share which was fully subscribed by May 15, 2003. As of the end of the first quarter of 2003, the Company had received proceeds of $1 million in connection with this private offering and subscriptions for the remaining $2.5 million in shares of this private offering have been received; however, funding for such shares is subject to the Company securing a firm commitment from an outside third party to provide the Company with sufficient financing to construct no fewer than twenty one-acre growout ponds and related infrastructure facilities and equipment necessary to put such growout ponds into production or $2.5 million in construction financing for such purposes. Failure to achieve such financing will have an adverse impact on the ability of the Company to continue its operations.

In February 2003, the Company received $100,000 each from two existing stockholders. These amounts were classified as notes payable upon receipt. Subsequent to the private offering made by the Company in March 2003, the Board of Directors voted to allow the conversion of these notes payable to common stock at $0.10 per share. The notes payable were converted to common stock as of April 30, 2003.

Item 3. Defaults Upon Senior Securities

In June 2003, the Bank of America provided the Company with a proposal to restructure the loan which includes a requirement to pay accrued and past due interest in the amount of $81,358. Interest on the unpaid balance of the loan would then accrue at a rate of prime plus 2%. Interest only payments would be required through September 1, 2004, with the exception of two principal payments in the amount of $100,000 each due on September 1, 2003 and September 1, 2004. Principal and interest payments would then be required from October 1, 2004 through October 1, 2009 based on a full amortization of the loan balance. In addition, the Bank of America indicated that it would issue a waiver for all covenant violations for the fiscal year ended January 31, 2003. The Bank of America has also stated that the USDA must concur with the terms of the foregoing loan restructure proposal. The Company is currently evaluating this proposal from the Bank of America.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended April 30, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ceatech USA, Inc.

(Issuer)

Date: June 16, 2003	By: /s/ EDWARD T. FOLEY
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

Date: June 16, 2003

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

Date: June 16, 2003

By: /s/ EDWARD T. FOLEY

Edward T. Foley

Executive Vice President

Chief Financial Officer