Form 10QSB
period 2003-07-31
CEATECH USA INC
filed 2003-09-19
CIK 943941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2003

or

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

________________________________

As of July 31, 2003 there were 18,426,272 shares of the issuer's common stock outstanding.

Transitional small business disclosure format Yes __ No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ceatech USA, Inc. and Subsidiaries

Consolidated Balance Sheet

(unaudited)

July 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 143,464
Accounts receivable - net	244,448
Inventory	1,668,993
Other	33,376
Total current assets	2,090,281
Property, plant and equipment - net	6,932,717
Total assets	$ 9,022,998

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1,132,664
Current portion of long-term debt	2,215,305
Other	200,300
Total current liabilities	3,548,269

Long-term debt	7,772
Notes payable to stockholder	110,000
Convertible debentures, net of beneficial conversion feature	5,085,419
Accrued interest on convertible debentures	676,514
Commitments and contingencies	-
Stockholders' equity:
Preferred stock at no par value: 10,000,000 shares authorized,
no shares issued and outstanding	-
Common stock at no par value: 100,000,000 shares authorized,
18,426,272 issued and outstanding	9,935,866
Additional paid-in capital	1,682,422
Accumulated deficit	(12,023,264)
Total stockholders' equity	404,976
Total liabilities and stockholders' equity	$ 9,022,998

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002

Sales	$ 512,816	$ 892,170	$ 919,597	$ 2,003,201
Cost of sales	1,324,511	1,241,563	1,981,937	2,752,112
Gross margin (loss)	(811,695)	(349,393)	(1,062,340)	(748,911)

General and administrative expenses	221,189	278,973	403,971	631,236
Loss from operations	(1,032,884)	(628,366)	(1,466,311)	(1,380,147)
Interest expense	(123,302)	(123,082)	(310,356)	(276,457)
Interest income	850	35	1,210	84
Other income (expense)	(4,284)	6,975	(7,250)	6,975
Loss before income tax benefit	(1,159,620)	(744,438)	(1,782,707)	(1,649,545)
Income tax benefit	422,201	-	422,201

Net loss	$ (737,419)	$ (744,438)	$ (1,360,506)	$ (1,649,545)

Basic and diluted loss
per common share	$ (0.04)	$ (0.10)	$ (0.10)	$ (0.22)

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended July 31,
	2003	2002
Operating activities
Net loss	$ (1,360,506)	$ (1,649,545)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	311,707	308,828
Other	105,353	79,022
Net changes in operating assets and liabilities
Accounts receivable	(157,400)	(173,744)
Inventory	(210,678)	773,808
Other assets	(19,747)	34,469
Accounts payable	157,031	353,216
Other liabilities	204,915	111,198
Net cash used in operating activities	(969,325)	(162,748)

Investing activities
Capital expenditures	(4,145)	(165,643)
Net cash used in investing activities	(4,145)	(165,643)

Financing activities
Proceeds from issuance of convertible debentures	-	325,000
Proceeds form issuance of common stock	1,100,000	-
Proceeds from issuance of notes payable	-	50,000
Principal payments on long-term debt	(29,130)	(226,235)
Net cash provided by financing activities	1,070,870	148,765

Change in cash and cash equivalents	97,400	(179,626)
Cash and cash equivalents at beginning of period	46,064	222,359
Cash and cash equivalents at end of period	$ 143,464	$ 42,733

The accompanying notes are an integral part of these consolidated financial statements.

Ceatech USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1. Resignation of Independent Accountants

On July 28, 2003, PricewaterhouseCoopers LLP ("PWC") resigned as the independent accountants for Ceatech USA, Inc. ("Ceatech" or the "Company").

PWC's reports on the Company's consolidated financial statements as of and for the years ended January 31, 2003 and January 31, 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that both reports included a separate paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern.

In connection with its audits for the two most recent fiscal years and through July 28, 2003, there have been no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PWC, would have caused them to make reference thereto in their reports on the financial statements for such years.

The Company has not engaged another independent accountant. Therefore, the interim financial statements for the quarter and six months ended July 31, 2003 included in this Form 10-QSB have not been reviewed by independent accountants prior to filing.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the quarter ended July 31, 2003 are not necessarily indicative of results that may be expected for the year ending January 31, 2004 or for any future periods.

These consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended January 31, 2003, which are contained in Ceatech USA, Inc.'s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2003. The consolidated financial statements include the accounts of Ceatech USA, Inc. and its wholly owned subsidiaries. Significant intercompany transactions and amounts have been eliminated in consolidation.

3. Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Ceatech has sustained net losses since inception and presently does not have sufficient committed outside sources of capital to fund such losses. In addition, Ceatech is not able to meet its current financial obligations due to insufficient cash flow. Therefore, significant doubt must be expressed regarding Ceatech's continuing viability. For the quarter and six months ended July 31, 2003, Ceatech incurred a net loss of $737,419 and $1,360,506, respectively, and at July 31, 2003, Ceatech had an accumulated deficit of $12,023,264 and negative working capital of $1,457,988, which, along with the insufficiency of committed outside capital to fund any future losses, violation of debt covenants on the Company's long-term debt and inadequate cash, raises substantial doubt about its ability to continue as a going concern. In addition, during the six months ended July 31, 2003, Ceatech used cash in operations of $969,325 and, therefore, had to rely on outside sources of cash to fund operations. Presently, Ceatech has no source of outside capital to fund operations, but is working with its major investors to obtain commitments for capital to fund further operations. However, to date, the Company has not received any firm commitments.

The unaudited consolidated financial statements do not reflect any adjustments to account for the recoverability of assets and classification of liabilities which might be necessary should Ceatech be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow internally to meet its obligations on a timely basis, to comply with the terms of its existing loan agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. The existing forty growout ponds and the current product mix cannot provide sufficient revenue to enable the Company to generate positive cash flow.

In the event the Company is able to attract sufficient outside capital, it intends to lease additional land and to construct more growout ponds. In addition, Ceatech would purchase additional equipment for packaging and head-on processing. Such expansion and concurrent working capital requirements would be financed through the issuance of debt or equity. However, there is no assurance that such debt or equity can be obtained. The inability to obtain additional debt financing or equity capital will have an adverse impact on the ability of the Company to continue operations.

In the third quarter of fiscal year 2002, Ceatech began to recover from serious production problems originating in its hatchery which prevented restocking of all of its forty growout ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the six months ended July 31, 2003. The Company believes the hatchery production problems have been successfully addressed and the hatchery is now providing adequate seed of improved quality to the farm operation. By the end of December 2002 all of the Company's existing forty growout ponds had been stocked with juvenile shrimp, the farm was operating at full capacity and at the end of the quarter ended April 30, 2003, the farm returned to a normal harvest schedule.

During the quarter ended July 31, 2003, production from the Company's nursery ponds and hatchery exceeded previous performance results. However, per pond yields for the Company's forty growout ponds continued to be significantly lower than expected. The lower survival rates are believed to be the result of aberrant conditions in the nursery ponds during the first quarter of 2003 which led to the stocking of production ponds with juveniles of compromised quality. Recent stocking results have shown that the nursery ponds are yielding juveniles of significantly larger and more uniform size than the juveniles which were used to stock growout ponds during the year 2001, when the Company achieved its highest annual production. Because the time between transfer of juveniles from nursery to harvest from growout ponds is approximately four months, the production values are not expected to be restored until the latter part of the third quarter of fiscal year 2003.

4. Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company conducted a test for the recoverability of assets as of July 31, 2003 and, based on the analysis, determined that the Company's carrying value of its long-lived assets need not be adjusted at the quarter ended July 31, 2003. In conducting this test the cash flow from the assets was estimated for a period of forty years, the assumed life of the shrimp ponds. The calculation included periodic expenditures for the replacement and repair of certain pond components such as pond liners and paddlewheels. The most critical assumptions in the analysis are pond productivity (both as to quantities and sizes of shrimp) and mix of sales products (whole shrimp vs. headless shrimp). In estimating fair value of the pond assets the discounted cash flow value assumed construction to 100 ponds, which is the farm size that the current hatchery has the capacity to supply and that the current processing plant, with some minor improvements, has the capacity to process. The cost of constructing the additional ponds was subtracted from the total discounted cash flow value as an estimate of current asset value.

The above analysis was based on the assumption that the farm production facility fully recovers from the production problems experienced during the first half of fiscal year 2003. Should the facility not recover, the value of the farm assets calculated using the above method would be reduced to zero because the Company would be unable to fund working capital requirements on the reduced production capacity and would be unable to obtain financing for expansion. No adjustment has been made for this contingency because the outcome is still uncertain and because the Company does not have a supportable estimate of the fair value of the farm's assets.

5. Convertible Subordinated Debentures

Convertible subordinated debentures consisted of the following amounts as of July 31, 2003:

Dual rate convertible subordinated debentures, net of
conversion feature of $1,073,219	$2,826,781
Hibiscus Investments, Inc. debentures	1,000,000
5% convertible subordinated debentures, net of
conversion feature of $41,362	1,258,638
$5,085,419

6. Long-Term Debt

Long-term debt consisted of the following amounts at July 31, 2003:

Bank of America loan payable	$2,170,717
Other	52,360
2,223,077
Less current portion	(2,215,305)
$7,772

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

In June 2003, the Bank of America provided the Company with a proposal to restructure the loan which includes a requirement to pay accrued and past due interest (currently in the amount of $103,005). Interest on the unpaid balance of the loan would then accrue at a rate of prime plus 2%. Interest only payments would be required through September 1, 2004, with the exception of two principal payments in the amount of $100,000 each due on September 1, 2003 and September 1, 2004, respectively. Principal and interest payments would then be required from October 1, 2004 through October 1, 2009 based on a full amortization of the loan balance. In addition, the Bank of America indicated that it would issue a waiver for all covenant violations for the fiscal year ended January 31, 2003. The Bank of America also stated that the USDA must concur with the terms of the foregoing loan restructure proposal.

The Company requested an extension of time to comply with the proposed terms of the restructure and on September 12, 2003 Bank of America agreed to an extension until November 1, 2003, by which time the Company will be required to pay the past due interest and make a principal reduction payment of $100,000. Bank of America will provide no further extensions of time to comply and will move forward with its legal recourse if funds are not received by November 1, 2003.

The Company acknowledges that as of July 31, 2003 it was in noncompliance with certain terms of the loan agreement and proposed restructure, and, in accordance with generally accepted accounting principles, has classified as current the entire amount outstanding as of that date.

7. Common Stock

In March 2003, the Company made a private offering of up to $3.5 million in shares of common stock of the Company to "accredited investors", as the term is defined in Rule 501 of Regulation D of the Securities Act of 1933, in two tranches as follows: (i) $1 million in shares of common stock at $0.10 per share which was fully subscribed and funded on April 8, 2003, and (ii) $2.5 million in shares of common stock at $0.15 per share which was fully subscribed by May 15, 2003. As of the end of the first quarter of 2003, the Company had received proceeds of $1 million in connection with this private offering and subscriptions for the remaining $2.5 million in shares of this private offering have been received; however, funding for such shares is subject to the Company securing a firm commitment from an outside third party to provide the Company with sufficient financing to construct no fewer than twenty one-acre growout ponds and related infrastructure facilities and equipment necessary to put such growout ponds into production or $2.5 million in construction financing for such purposes. As of July 31, 2003 no such firm commitment had been received. Failure to achieve such financing will have an adverse impact on the ability of the Company to continue its operations.

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

8. Loss Per Share

Loss per share calculations are in accordance with SFAS No. 128, "Earnings Per Share." "Basic" earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. "Diluted" earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding convertible debenturesm for the period. Dilutive securities of approximately 11,857,615 related to convertible debentures are not included in the calculation of diluted earnings (loss) per share in both the quarter and six months ended July 31, 2003, and dilutive securities of approximately 7,293,290 and 7,171,335 related to convertible debentures are not included in the quarter and six months ended July 31, 2002, respectively, because they are antidilutive. Net loss per share is computed as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net loss	$(737,419)	$(744,438)	$(1,360,506)	$(1,649,545)
Weighted average
common shares	18,426,272	7,426,272	14,232,902	7,426,272
Basic and diluted net loss
per common share	$ (0.04)	$ (0.10)	$ (0.10)	$ (0.22)

9. Income Taxes

In May 2003 the Company received a payment of $422,000 from the State of Hawaii in connection with a tax credit for research activities and a capital goods excise tax credit claimed on the Company's consolidated tax return for the year ending January 31, 2002. This tax benefit was recognized in the second quarter ended July 31, 2003.

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

The carrying value of both frozen shrimp held for sale and shrimp in the maturation process is the lower of the cost of producing the inventory or the fair market value of the inventory. The fair market value of shrimp held for sale is calculated using an expected sales prices for each size category based on recent sales history. The fair market value of shrimp in the maturation process is calculated as the estimated total pounds of shrimp tails in the growout ponds at the end of the period multiplied by the average sales price of shrimp tails during the period less processing costs.

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company conducted a test for the recoverability of assets as of July 31, 2003 and, based on the analysis, determined that the Company's carrying value of its long-lived assets need not be adjusted at the quarter ended July 31, 2003. In conducting this test the cash flow from the assets was estimated for a period of forty years, the assumed life of the shrimp ponds. The calculation included periodic expenditures for the replacement and repair of certain pond components such as pond liners and paddlewheels. The most critical assumptions in the analysis are pond productivity (both as to quantities and sizes of shrimp) and mix of sales products (whole shrimp vs. headless shrimp). In estimating fair value of the pond assets the discounted cash flow value assumed construction to 100 ponds, which is the farm size that the current hatchery has the capacity to supply and that the current processing plant, with some minor improvements, has the capacity to process. The cost of constructing the additional ponds was subtracted from the total discounted cash flow value as an estimate of current asset value.

The above analysis was based on the assumption that the farm production facility fully recovers from the production problems experienced during the first half of fiscal year 2003. Should the facility not recover, the value of the farm assets calculated using the above method would be reduced to zero because the Company would be unable to fund working capital requirements on the reduced production capacity and would be unable to obtain financing for expansion. No adjustment has been made for this contingency because the outcome is still uncertain and because the Company does not have a supportable estimate of the fair value of the farm's assets.

Overview

In the third quarter of fiscal year 2002, Ceatech began to recover from serious production problems originating in its hatchery which prevented restocking of all of its forty growout ponds in a timely and orderly manner. The interruptions in the supply of good quality seed to the farm had a material adverse impact on Ceatech's financial and operating performance during the six months ended July 31, 2003. The Company believes the hatchery production problems have been successfully addressed and the hatchery is now providing adequate seed of improved quality to the farm operation. By the end of December 2002 all of the Company's existing forty growout ponds had been stocked with juvenile shrimp, the farm was operating at full capacity and at the end of the quarter ended April 30, 2003, the farm returned to a normal harvest schedule.

During the quarter ended July 31, 2003, production from the Company's nursery ponds and hatchery exceeded all previous performance results. However, per pond yields for the Company's forty growout ponds continued to be significantly lower than expected. The lower survival rates are believed to be the result of aberrant conditions in the nursery ponds during the first quarter of 2003 which led to the stocking of production ponds with juveniles of compromised quality. Recent stocking results have shown that the nursery ponds are yielding juveniles of significantly larger and more uniform size than the juveniles which were used to stock growout ponds during the year 2001, when the Company achieved its highest annual production. Because the time between transfer of juveniles from nursery to harvest from growout ponds is approximately four months, the production values are not expected to be restored until the latter part of the third quarter of fiscal year 2003.

As of July 31, 2003, frozen shrimp inventory was approximately 111,000 pounds. During the quarter ended July 31, 2003, frozen inventory increased by approximately 65,000 pounds primarily as a result of the Company's inability to adequately market and package the product in accordance with customer requirements. While the Company has been attempting to enhance its marketing and packaging program to meet these requirements, the Company's lack of available funds has hindered this effort.

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

Results of Operations

General

Since its inception in January 1995, the Company has sustained cumulative net losses of approximately $12 million. Such losses have been financed through a combination of funds provided by stockholders and funds provided by a loan from Bank of America. Based on current shrimp production levels and near-term projected sales revenue, the Company will be required to obtain additional financing in order to continue to fund losses until such time as expanded production facilities are operational. In addition, Ceatech is not able to meet its current financial obligations due to insufficient cash flow.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses since inception and presently does not have sufficient committed outside sources of capital to fund such losses. In addition, Ceatech is not able to meet its current financial obligations due to insufficient cash flow. Therefore, significant doubt must be expressed regarding Ceatech's continuing viability. For the quarter and six months ended July 31, 2003, Ceatech incurred a net loss of $737,419 and $1,360,506, respectively, and at July 31, 2003, Ceatech had an accumulated deficit of $12,023,264 and negative working capital of $1,457,988, which, along with the insufficiency of committed outside capital to fund any future losses, violation of debt covenants on the Company's long-term debt and inadequate cash, raises substantial doubt about its ability to continue as a going concern. In addition, during the six months ended July 31, 2003, Ceatech used cash in operations of $969,325 and, therefore, had to rely on outside sources of cash to fund operations. Presently, Ceatech has no source of outside capital to fund operations, but is working with its major investors to obtain commitments for capital to fund further operations. However, to date, the Company has not received any firm commitments.

The unaudited consolidated financial statements do not reflect any adjustments to account for the recoverability of assets and classification of liabilities which might be necessary should Ceatech be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow internally to meet its obligations on a timely basis, to comply with the terms of its existing loan agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive operating cash flow. The existing forty growout ponds and the current product mix cannot provide sufficient revenue to enable the Company to generate positive cash flow.

The Company intends to lease additional land and to construct more growout ponds. In addition, Ceatech intends to purchase additional equipment for packaging and head-on processing. Such expansion and concurrent working capital requirements would be financed through the issuance of debt or equity. However, there is no assurance that such debt or equity can be obtained. The inability to obtain additional debt financing or equity capital will have an adverse impact on the ability of the Company to continue operations.

Product Sales

The Company's revenue from farm shrimp sales (excluding sales of hatchery products) for the second quarter ended July 31, 2003 was $509,000 compared to $879,000 for the second quarter ended July 31, 2002. During the second quarter of 2003, the Company sold approximately 88,000 pounds of farm shrimp as compared to 174,000 pounds of farm shrimp in the second quarter of 2002. The decrease in revenue from the sale of farm shrimp during the second quarter of 2003 resulted in a 65,000 pound increase in inventory and was caused by the Company's inability to adequately market and package the product in accordance with customer requirements. While the Company has been attempting to enhance its marketing and packaging program to meet these requirements, the Company's lack of available funds has hindered this effort.

The Company's revenue from farm shrimp sales (excluding sales of hatchery products) for the six months ended July 31, 2003 was $910,000 compared to $1,985,000 for the six months ended July 31, 2002. During the first half of 2003, the Company sold approximately 167,000 pounds of farm shrimp as compared to 366,000 pounds of farm shrimp in the first half of 2002. The decrease in revenue from the sale of farm shrimp during the first half of 2003 was caused not only by the increase in inventory during the quarter ended July 31, 2003, but also by the sale at the beginning of fiscal year 2002 of approximately 100,000 pounds of frozen inventory which had accumulated during the fourth quarter of 2001.

Cost of Sales

Cost of sales for the second quarter ended July 31, 2003 was $1.3 million as compared to $1.2 million for the second quarter ended July 31, 2002. During the second quarter of 2003, the Company generated higher losses at the gross margin level as compared to the second quarter of 2002 principally as a result of the inefficiency of growout pond performance. During the second quarter of 2003 the Company harvested approximately the same amount of shrimp as was harvested during the second quarter of 2002. However, the number of ponds effectively in production during the second quarter of 2003 had increased to approximately 37 from the 25 in production during the second quarter of 2002, resulting in higher cost of sales as more costs were incurred to support the increased number of ponds in production.

Cost of sales for the six months ended July 31, 2003 was $2.0 million as compared to $2.8 million for the six months ended July 31, 2002. During the six months ended July 31, 2003, the Company generated higher losses at the gross margin level as compared to the six months ended July 31, 2002 principally as a result of the inefficiency of growout pond performance. During the six months ended July 31, 2003 the Company harvested approximately 80,000 pounds less shrimp than was harvested during the six months ended July 31, 2002. However, the number of ponds effectively in production during the six months ended July 31, 2003 had increased to approximately 37 from the 25 in production during the six months ended July 31, 2002 , resulting in higher cost of sales as more costs were incurred to support the increased number of ponds in production.

General and Administrative Expenses

General and administrative expenses for the second quarter ended July 31, 2003 were $221,000 as compared to $279,000 for the second quarter ended July 31, 2002. The decrease in general and administrative expenses was primarily the result of decreased wages and insurance expenses.

General and administrative expenses for the six months ended July 31, 2003 were $404,000 as compared to $631,000 for the six months ended July 31, 2002. The decrease in general and administrative expenses was primarily the result of decreased wages, and decreased accounting, advertising and insurance expenses in conjunction with the Company's cost containment efforts.

Interest Expense

Interest expense for the second quarter ended July 31, 2003 was $123,000 as compared to interest expense of $123,000 for the second quarter ended July 31, 2002.

Interest expense for the six months ended July 31, 2003 was $310,000 as compared to interest expense of $276,000 for the six months ended July 31, 2002.

Liquidity and Capital Resources

Since inception in January 1995, the Company has financed its operations and capital requirements primarily through a combination of equity and debt. The Company requires additional capital to expand its growout facilities and purchase additional equipment for packaging and head-on processing, and for working capital purposes. The Company currently believes its ability to generate sufficient funds internally for working capital purposes is limited by the lack of such facilities and equipment.

In March 2003, the Company made a private offering of up to $3.5 million in shares of common stock of the Company to "accredited investors", as the term is defined in Rule 501 of Regulation D of the Securities Act of 1933, in two tranches as follows: (i) $1 million in shares of common stock at $0.10 per share which was fully subscribed and funded on April 8, 2003, and (ii) $2.5 million in shares of common stock at $0.15 per share which was fully subscribed by May 15, 2003. As of the end of the first quarter of 2003, the Company had received proceeds of $1 million in connection with this private offering and subscriptions for the remaining $2.5 million in shares of this private offering had been received; however, funding for such shares is subject to the Company securing a firm commitment from an outside third party to provide the Company with sufficient financing to construct no fewer than twenty one-acre growout ponds and related infrastructure facilities and equipment necessary to put such growout ponds into production or $2.5 million in construction financing for such purposes. Failure to achieve such financing will have an adverse impact on the ability of the Company to continue its operations.

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

In June 2003, the State of Hawaii, Department of Agriculture authorized a 7 year (15 year amortization) loan of $1.8 million with an interest rate of 3% to the Company. At least half of this amount must be drawn by the end of calendar year 2003. However, distribution of loan amounts to Ceatech is contingent on the Company obtaining loan guaranties from the major shareholders and meeting several rigorous financial and performance criteria. Collateral acceptable to the Department of Agriculture may be substituted for the guaranties. The criteria that must be met while the loan is fully guaranteed includes maintenance of working capital of not less than $500,000, a current ratio of not less than 1.3 to one, a quick ratio of not less than .2 to one, net worth plus subordinated debentures not less than $5 million and total liabilities to net worth plus subordinated debt ratio of not more than 1.25 to one. The Company must also meet performance benchmarks for the three month period prior to initial loan disbursement which include sales of no less than $1,150,000, an operating loss of no more than $425,000 and a total shrimp harvest of at least 250,000 pounds. In addition, all term loans, including the Bank of America loan, may not be in default of their current terms and conditions.

The Company is attempting to negotiate short term financing agreements with its major investors to provide interim financing until Ceatech can prove that the farm production facility has recovered from its production problems and the Company is able to meet the requirements of the March 2003 subscription agreement.

In June 2003, the Bank of America provided the Company with a proposal to restructure the loan which includes a requirement to pay accrued and past due interest (currently in the amount of $103,005). Interest on the unpaid balance of the loan would then accrue at a rate of prime plus 2%. Interest only payments would be required through September 1, 2004, with the exception of two principal payments in the amount of $100,000 each due on September 1, 2003 and September 1, 2004, respectively. Principal and interest payments would then be required from October 1, 2004 through October 1, 2009 based on a full amortization of the loan balance. In addition, the Bank of America indicated that it would issue a waiver for all covenant violations for the fiscal year ended January 31, 2003. The Bank of America also stated that the USDA must concur with the terms of the foregoing loan restructure proposal.

The Company requested an extension of time to comply with the proposed terms of the restructure and on September 12, 2003 Bank of America agreed to an extension until November 1, 2003, by which time the Company will be required to pay the past due interest current and make a principal reduction payment of $100,000. Bank of America will provide no further extensions of time to comply and will move forward with its legal recourse if funds are not received by November 1, 2003.

The Company acknowledges that as of July 31, 2003 it was in noncompliance with certain terms of the loan agreement and proposed restructure, and, in accordance with generally accepted accounting principles, has classified as current the entire amount outstanding as of that date.

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

Items 1 and 4. Not Applicable

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

Item 3. Defaults Upon Senior Securities

In June 2003, the Bank of America provided the Company with a proposal to restructure the loan which includes a requirement to pay accrued and past due interest (currently in the amount of $103,005). Interest on the unpaid balance of the loan would then accrue at a rate of prime plus 2%. Interest only payments would be required through September 1, 2004, with the exception of two principal payments in the amount of $100,000 each due on September 1, 2003 and September 1, 2004, respectively. Principal and interest payments would then be required from October 1, 2004 through October 1, 2009 based on a full amortization of the loan balance. In addition, the Bank of America indicated that it would issue a waiver for all covenant violations for the fiscal year ended January 31, 2003. The Bank of America also stated that the USDA must concur with the terms of the foregoing loan restructure proposal.

The Company requested an extension of time to comply with the proposed terms of the restructure and on September 12, 2003 Bank of America agreed to an extension until November 1, 2003, by which time the Company will be required to pay the past due interest current and make a principal reduction payment of $100,000. Bank of America will provide no further extensions of time to comply and will move forward with its legal recourse if funds are not received by November 1, 2003.

Item 5. Other Information

Effective September 19, 2003, Edward T. Foley has resigned as Executive Vice President and Chief Financial Officer of Ceatech USA,. Inc.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

(b) Reports on Form 8-K.

On August 4, 2003 the Company filed a form 8-K for Changes in Issuer's Certifying Accountant:

On July 28, 2003, PricewaterhouseCoopers LLP ("PWC") resigned as the independent accountants for Ceatech USA, Inc. (the "Company").

PWC's reports on the Company's consolidated financial statements as of and for the years ended January 31, 2003 and January 31, 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that both reports included a separate paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern.

In connection with its audits for the two most recent fiscal years and through July 28, 2003, there have been no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PWC, would have caused them to make reference thereto in their reports on the financial statements for such years.

Pursuant to Item 304 (a) (3) of Regulation S-K, the Company has requested that PWC provide a letter addressed to the Securities & Exchange Commission stating whether or not PWC agrees with the above statements. A copy of the letter, dated July 31, 2003, is filed as Exhibit 16.1 to this Form 8-K.

Signatures

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ceatech USA, Inc.

(Issuer)

Date: September 22, 2003	By: /s/ ERNEST K. DIAS
Ernest K. Dias
President
Chief Operating Officer
(principal executive officer)

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

Date: September 22, 2003

By: /s/ ERNEST K. DIAS

Ernest K. Dias

President

Chief Operating Officer